Form 10QSB
period 1995-06-30
JANEX INTERNATIONAL INC
filed 1995-08-18
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not applicable

Commission file number 33-8433-D


                           JANEX INTERNATIONAL, INC.
       (Exact name of small business issuer as specified in its charter)


           COLORADO                                         84-1034251
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


21700 OXNARD STREET, STE. 1610, WOODLAND HILLS, CALIFORNIA      91367
     (Address of principal executive offices)                (Zip Code)

                                  818-593-6777
                          (Issuer's telephone number)


     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes [X]   No [_]


     As of July 31, 1995, the issuer had 4,841,721 shares of its Common Stock, no par value, issued and outstanding.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                        PART I - FINANCIAL INFORMATION


                                                          Page No.
                                                          --------
ITEM 1.      FINANCIAL STATEMENTS

             Consolidated Balance Sheet as of
             June 30, 1995.............................    3

             Consolidated Statements of Operations
             for the three and six months ended
             June 30, 1995 and June 30, 1994...........    4

             Consolidated Statements of Cash Flows
             for the three months ended
             June 30, 1995 and June 30, 1994...........    5

             Notes to Consolidated Financial Statements    6


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR
             PLAN OF OPERATIONS........................    7

ITEM 5.      OTHER EVENTS..............................   10

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K..........   10


                           JANEX INTERNATIONAL, INC.
                           -------------------------

                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                    --------------------------------------

                                 JUNE 30, 1995
                                 -------------


                    ASSETS

CURRENT ASSETS:
  Cash                                                    $  629,702
  Certificate of deposit (Note 2)                            500,000
  Accounts receivable (net of allowance of $133,759)       1,000,198
  Inventories                                                358,329
  Prepaid royalty                                            242,778
  Other current assets                                        89,625
                                                          ----------
            Total current assets                           2,820,632
                                                          ----------

PROPERTY AND EQUIPMENT - net                                 338,559

INTANGIBLE ASSETS - net                                    1,900,821

OTHER ASSETS                                                 338,331
                                                          ----------
                                                          $5,398,343
                                                          ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of stockholder notes payable            $   284,998
  Loan payable - bank                                         420,000
  Accounts payable                                            637,347
  Accrued expenses                                            817,642
  Income tax payable                                            7,078
                                                          -----------
             Total current liabilities                      2,167,065

LONG-TERM STOCKHOLDER NOTES PAYABLE                           146,254
                                                          -----------
            Total liabilities                               2,313,319
                                                          -----------

STOCKHOLDERS' EQUITY:
  Class A convertible preferred stock, no par value;
    5,000,000 shares authorized; none issued and
    outstanding common stock, no par value;
    20,000,000 shares authorized, 4,816,721
    shares issued and outstanding                          10,659,116
  Accumulated deficit                                      (7,574,092)
                                                          -----------
             Total stockholders' equity                     3,085,024
                                                          -----------
                                                          $ 5,398,343
                                                          ===========

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.
                           -------------------------

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               -------------------------------------------------

           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1995 AND 1994
           ---------------------------------------------------------

                                     FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                 -----------------------------     -------------------------
                                   1995               1994            1995           1994
                                 ----------         ----------     ----------     ----------

NET SALES                        $2,280,331         $4,817,222     $3,063,085     $5,112,122
                                 ----------         ----------     ----------     ----------
COSTS AND EXPENSES:
  Cost of sales                   1,199,151          2,623,914      1,610,660      2,800,557
  Selling, general and
    administrative                  891,080          1,079,620      1,569,231      1,620,690
  Royalty expense                   325,497            500,657        410,546        503,136
                                 ----------         ----------     ----------     ----------
  Total costs and expenses        2,415,728          4,204,191      3,590,437      4,924,383
                                 ----------         ----------     ----------     ----------
OPERATING (LOSS) INCOME            (135,397)           613,031       (527,352)       187,739
                                 ----------         ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Interest income                    18,324              9,276         32,853         12,460
  Interest expense                  (18,286)           (54,367)       (32,093)      (122,144)
  Foreign exchange loss on
    license fee obligation                -            (27,903)             -        (59,655)
  Gain on disposal of fixed
   assets                                 -             (9,692)             -          2,023
                                 ----------         ----------     ----------     ----------
  Total other income
   (expense)                             38            (82,686)           760       (167,316)
                                 ----------         ----------     ----------     ----------

(LOSS) INCOME BEFORE INCOME
 TAX                               (135,359)           530,345       (526,592)        20,423

INCOME TAX                            1,553                  -          3,153              -
                                 ----------         ----------     ----------     ----------
NET (LOSS) INCOME                $ (136,912)        $  530,345     $ (529,745)    $   20,423
                                 ==========         ==========     ==========     ==========

(LOSS) INCOME PER COMMON
 SHARE:

  Primary                           $( 0.03)             $0.11        $( 0.11)        $0.004
                                 ==========         ==========     ==========     ==========
  Weighted average number of
    primary shares outstanding    4,803,534          4,814,636      4,757,881      4,648,447
                                 ==========         ==========     ==========     ==========

  Fully diluted                     $( 0.03)             $0.11        $( 0.11)        $0.004
  Weighted average number of
    fully diluted shares
    outstanding                   4,803,534          4,849,513      4,757,881      4,754,846
                                 ==========         ==========     ==========     ==========

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.
                           -------------------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
               -------------------------------------------------
                FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                -----------------------------------------------

                                                                           1995           1994
                                                                        -----------   ------------
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income                                                       $ (529,745)   $    20,423
                                                                        ----------    -----------
Adjustments to reconcile net (loss) income to
 net cash used in operating activities:
  Depreciation                                                             106,551         71,136
  Amortization of licensing relationships, trademarks and goodwill          85,812         85,237
  Provision for returns & losses on accounts receivable                     61,823         70,638
  Imputed interest on license fee obligation                                     -         38,646
  Amortization of product development costs                                111,281         65,414
  Foreign exchange loss on license fee obligation                                -         59,012
  Gain on sale of property and equipment                                         -         (2,023)
Changes in operating assets and liabilities:
  Increase in accounts receivable                                         (261,679)    (2,303,785)
  Increase in inventories                                                  (38,488)      (655,565)
  Increase in prepaid royalty                                             (104,873)       (41,780)
  Increase in other current assets                                          (1,076)        19,817
  Increase (decrease) in other assets                                       (2,356)        24,335
  Decrease in checks issued in excess of fund on deposit                         -        (63,485)
  Increase in accounts payable                                             196,357      1,319,893
  Increase in accrued expenses                                              86,036        753,749
  Decrease in accrued restructuring and other charges                       (4,645)       (10,639)
  Increase (decrease) in income tax payable                                  1,554        (68,200)
                                                                        ----------    -----------
Net cash used in operating activities                                     (293,448)      (617,177)
                                                                        ----------    -----------

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                     (283,779)      (159,152)
  Proceeds from the sale of property and equipment                               -         14,330
  Additions to intangible assets                                                 -        (23,021)
  Additions to product development costs                                  (198,426)      (101,941)
                                                                        ----------    -----------
Net cash used in investing activities                                     (482,205)      (269,784)
                                                                        ----------    -----------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from bank loan                                                  420,000        300,000
  Proceeds from note payable - other                                             -        305,786
  Payment of stockholder note payable                                     (166,666)      (209,869)
  Proceeds from issuance of common stock and warrants                       80,000        629,100
                                                                        ----------    -----------
Net cash provided by financing activities                                  333,334      1,025,017
                                                                        ----------    -----------

(DECREASE) INCREASE IN CASH                                               (442,319)       138,056
CASH AT BEGINNING OF PERIOD                                              1,072,021        643,378
                                                                        ----------    -----------
CASH AT THE END OF PERIOD                                               $  629,702    $   781,434
                                                                        ==========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during period for:
    Interest                                                            $   32,093    $    77,753
    Income tax                                                          $    3,153    $    68,200

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.
                           -------------------------

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
            ------------------------------------------------------

1.  BASIS OF PRESENTATION

The accompanying consolidated balance sheet as of June 30, 1995, and the consolidated statements of operations and cash flows for the six months ended June 30, 1995 and June 30, 1994, have not been audited by independent auditors, but include all adjustments (consisting of normal, recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the requirements of the Securities and Exchange Commission, although the Company believes that the disclosures included in these financial statements are adequate to make the information not misleading.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1994, Form 10-KSB.

2.  BANK LOAN AGREEMENTS

The Company has a $1,000,000 line of credit with a bank, pursuant to a loan agreement that expires on May 12, 1996. The maximum amount available under the line of credit is reduced by advances against the line. Loans from the credit line bear interest at 10.0% as of June 30, 1995. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company, including accounts receivable and inventory. The certificate of deposit has a 6.25% yield. There was $420,000 outstanding under the line of credit at June 30, 1995.

The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains Company Limited ("Pro Gains"), which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line is tailored to match the Company's selling season. From May to November the credit line is HK$10,000,000 (US$1,300,000) and from December to April the line is HK$2,000,000 (US$260,000). The credit line is secured by a $100,000 term deposit with the bank. Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. There were no outstanding borrowings under the line of credit at June 30, 1995.

3.  EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock outstanding and common stock equivalents (common stock options and warrants), when dilutive.

4.  SUBSEQUENT EVENTS

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu Fun Stuffed, a California corporation, and its affiliated Hong Kong company, Malibu Fun Stuffed International Limited. Under the terms of the purchase agreement, the sellers received $50,000 cash at the closing, and 125,000 shares of the Company's restricted common stock. The purchase agreement also provides for additional contingent payments based on future performance of the acquired companies. The two acquired companies, operating in tandem, develop, manufacture and market toys and novelty gift items, selling primarily to specialty retailers in the United States.

JANEX INTERNATIONAL, INC.
QUARTER ENDED JUNE 30, 1995
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        ----------------------------------------------------------


MATERIAL CHANGES IN RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

Sales for the three months ended June 30, 1995, were $2,280,331, a decrease of $2,536,891, or 52.7%, from the three months ended June 31, 1994. The net loss for the three months ended June 30, 1995, was $136,912, or a loss of $0.03 per share, as compared to a net profit for the three months ended June 30, 1994, of $530,345, or a profit of $0.11 per share.

Sales for the quarter ended June 30, 1995, resulted primarily from shipment of products incorporating characters licensed from The Walt Disney Company, which generated sales of $953,000, or 41% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., which generated sales of $760,000, or 33% of total sales. This compares to sales during the quarter ended June 30, 1994, when licenses from The Walt Disney Company generated sales of $1,539,000, or 32% of total sales, and licenses from Warner Bros. Generated $97,000, or 2% of total sales.

Management believes the sales decrease in the 1995 quarter resulted from a number of factors. Many of the Company's customers had inventory carry-overs from 1994 and were reluctant to place large orders for shipment in the second quarter. A number of the mass merchant retailers also reported disappointing results during the first six months of 1995, reflective of a general weakening in the economy. The Company's Hong Kong agent installed a new management group. The resultant learning curve caused manufacturing delays, shifting some shipping from the second quarter to the third quarter. In addition, approvals on product design from certain licensors were provided on an untimely basis, delaying manufacturing, and again shifting some shipping from the second quarter to the third quarter. Finally, Power Rangers product, which accounted for 59% of total sales, or $2,857,000, in the second quarter of 1994, only generated 15% of total sales, or $349,000 in the second quarter of 1995, reflecting a dramatic decrease in the demand for Power Rangers merchandise. None of the Company's new licenses for 1995 generated enough revenue to replace the decrease in the sale of Power Rangers products.

Gross profit was 47.4% for the quarter ended June 30, 1995, as compared to 45.5% for the quarter ended June 30, 1994. The 1995 gross profit was in line with expectations, as management sets prices on most products to achieve a gross profit of between 45% and 50%. Overall gross profit will vary depending upon the sales mix during the period.

Royalty expense was $325,497 for the quarter ended June 30,1995, or approximately 14.3% of sales, as compared to royalty expense of $500,657 for the quarter ended June 30, 1994, which was 10.4% of sales. The royalty expense for the 1995 quarter is greater as a percentage of sales than in 1994 as a result of two factors. Firstly, as royalty rates vary from license to license from 8% to 17%, royalties will vary between periods based upon the product mix included in sales during the period. Secondly, the increase in royalties as a percentage of sales is consistent with a general upward trend in the royalty rates on license agreements.

Selling, general and administrative ("SG&A") expenses were $891,080 for the quarter June 30, 1995, as

JANEX INTERNATIONAL, INC.
QUARTER ENDED JUNE 30, 1995
--------------------------------------------------------------------------------

compared to $1,079,620 for the quarter ended June 30, 1994, a decrease of $188,540, or 17%. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the 1995 quarter was $609,170, approximately $25,000 less than management's forecast, and approximately $5,000 greater than the comparable quarter in 1994.

The variable selling cost component of SG&A was $281,910 for the quarter ended June 30, 1995, or 12.4% of sales, compared to $475.906 for the quarter ended June 30, 1994, which was 9.9% of sales. Variable selling costs include sales representative's commission, agent's commission, freight, product liability insurance, testing fees and other charges that vary directly with sales volume. Management expects variable selling costs to be between 12% and 14% of sales. Included in variable selling expenses for the three months ended June 30, 1995, is a reserve of $30,000 against royalty advances, product development costs and minimum guarantees associated with potentially unproductive licenses. Variable selling costs, as a percentage of sales, are greater in the 1995 quarter than the 1994 quarterly primarily as a result of the reserve against unproductive licenses taken in the 1995 quarter and an increase in the percentage rate charged by the Company's agent in Hong Kong.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1995 AND JUNE 30, 1994

Sales for the six months ended June 30, 1995, were $3,063,085, a decrease of $2,049,037, or 40.1%, from the six months ended June 30, 1994. The net loss for the six months ended June 30, 1995, was $529,745, or a loss of $0.11 per share, as compared to a net profit for the six months ended June 30, 1994, of $20,423, or a profit of $0.004 per share.

Sales for the six months ended June 30, 1995, resulted primarily from shipment of products incorporating characters licensed from The Walt Disney Company, which generated sales of $1,304,000, or 42% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., which generated sales of $795,000, or 25% of total sales. This compares to sales during the six months ended June 30, 1994, when licenses from The Walt Disney Company generated sales of $1,670,000, or 33% of total sales, and licenses from Warner Bros. generated $203,000, or 4% of total sales.

Management believes the sales decrease during the first six months of 1995 resulted from a number of factors which were previously outlined under Material Changes in Results of Operation - Three Months Ended June 30, 1995. As was the case for the second quarter, the major cause for the decrease in sale during the six months ended June 30, 1995, was the decrease in sales of product based on the Power Rangers license. Power Rangers product, which accounted for 56% of total sales, or $2,857,000, in the first six months of 1994, only generated 20% of total sales, or $627,000 in the first six months of 1995, reflecting a dramatic decrease in the demand for Power Rangers merchandise. None of the Company's new licenses for 1995 generated enough revenue to replace the decrease in the sale of Power Rangers products.

Gross profit was 47.4% for the six months ended June 30, 1995, as compared to 45.2% for the six months ended June 30, 1994. The 1995 gross profit was in line with expectations, as management sets prices on most products to achieve a gross profit of between 45% and 50%. Overall gross profit will vary depending upon the sales mix during the period.

Royalty expense was $410,546 for the six months ended June 30,1995, or approximately 13.4% of sales, as compared to royalty expense of $503,136 for the six months ended June 30, 1994, which was 9.8% of sales.

JANEX INTERNATIONAL, INC.
QUARTER ENDED JUNE 30, 1995
--------------------------------------------------------------------------------

As in the quarter, the royalty expense for the first six months of 1995 is greater as a percentage of sales than in the first six months of 1994 as a result of two factors. Firstly, as royalty rates vary from license to license from 8% to 17%, royalties will vary between periods based upon the product mix included in sales during the period. Secondly, the increase in royalties as a percentage of sales is consistent with a general upward trend in the royalty rates on license agreements.

Selling, general and administrative ("SG&A") expenses were $1,569,231 for the six months ended June 30, 1995, as compared to $1,620,690 for the six months ended June 30, 1994, a decrease of $51,459, or 3%. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the six month period in 1995 was $1,177,087, approximately $104,000 less than management's forecast, and approximately $71,000 greater than the comparable six month period in 1994. SG&A increased during the first six months of 1995 primarily as a result of increases in payroll costs of 10.6%, or $43,188, increases in travel and accommodation costs of $34.0%, or $22,209, increases in sales and marketing costs of 25.7%, or $18,133, increases in depreciation of $23.0%, or $35,991 and increases in communication costs of 36.4%, or $14,912. These increases were offset by decreases in occupancy costs of 71.8%, or $66,521 and decreases in financial costs of 70.2%, or $29,272.

The variable selling cost component of SG&A was $392,144 for the six months ended June 30, 1995, or 12.8% of sales, compared to $514,491 for the six months ended June 30, 1994, which was 10.1% of sales. Variable selling costs include sales representative's commission, agent's commission, freight, product liability insurance, testing fees and other charges that vary directly with sales volume. Management expects variable selling costs to be between 12% and 14% of sales. Also included in variable selling expenses for the six months ended June 30, 1995, is a reserve of $60,000 against royalty advances, product development costs and minimum guarantees associated with potentially unproductive licenses. Variable selling costs, as a percentage of sales, are greater in the first six months of 1995 than in the first six months of 1994 primarily as a result of the reserve against unproductive licenses taken in 1995 and an increase in the percentage rate charged by the Company's agent in Hong Kong.

As of June 30, 1995, the Company had a backlog of unfilled orders of approximately $4.2 million, as compared to a backlog of unfilled orders at June 30, 1994, of approximately $6.2 million. Historically as much as 80% of the Company's business has been ordered during the first six months of the year.


LIQUIDITY AND CAPITAL RESOURCES


The Company believes its existing cash balance together with its lines of credit and net income from operations are sufficient to meet its financing requirements through to the end of 1995. Should the Company show a loss for 1995, the Company's cash position going into 1996 could be less than its cash balance going into 1995. Historically, the Company generates negative cash flow during the first four months of the year, as these months are generally not profitable, and at the same time the Company is also investing in tooling and in building inventories. If the Company determines at any time that its cash balance together with its lines of credit and profits from operations, net of any operating losses, are insufficient to provide for the working capital needs of the Company during the first half of 1996, the Company intends to pursue a variety of financing sources to cover any such projected working capital deficiency. These financing sources include banks and other lenders. Additionally, the Company could consider a private placement of the Company's stock. There can be no assurance that such financing will be available should it be necessary.

JANEX INTERNATIONAL, INC.
QUARTER ENDED JUNE 30, 1995
--------------------------------------------------------------------------------

As part of the Company's ongoing program of capital investment in new products and licenses, during the six months ended June 30, 1995, the Company invested $115,000 in royalty advances against new licenses, $238,000 in tooling for new products and $198,000 in product development costs.

During the quarter ended June 30, 1995, the Company obtained from a bank an increased line of credit. The Company now has a $1,000,000 line of credit with a bank, pursuant to a loan agreement which expires on May 12, 1996. The maximum amount available under the line of credit is reduced by advances against the line. Loans from the credit line bear interest at 10% as of June 30, 1995. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company, including accounts receivable and inventory. The certificate of deposit has a 6.25% yield. There was $420,000 outstanding under the line of credit at June 30, 1995.

In January 1995, a Hong Kong bank approved a line of credit for the Company's subsidiary, Pro Gains Company Limited ("Pro Gains"), which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line is tailored to match the Company's selling season. From May to November the credit line is HK$10,000,000 (US$1,300,000) and from December to April the line is HK$2,000,000 (US$260,000). The credit line is secured by a $100,000 term deposit with the bank. Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line.

As of June 30, 1995, the Company had cash and certificates of deposit of $1,129,702, working capital of $653,567 and a current ratio of 1.30-to-1. This compares to cash of $1,281,434 and working capital of $348,222 as of June 30, 1994.

During the six months ended June 30, 1995, the Company received $80,000 from a warrant holder pursuant to the warrant holder exercising warrants to purchase 125,000 shares of the Company's common stock.

ITEM 5.  OTHER EVENTS

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu Fun Stuffed, a California corporation, and its affiliated Hong Kong company, Malibu Fun Stuffed International Limited. Under the terms of the purchase agreement, the sellers received $50,000 cash at the closing, and 125,000 shares of the Company's restricted common stock. The purchase agreement also provides for additional contingent payments based on future performance of the acquired companies. The two acquired companies, operating in tandem, develop, manufacture and market toys and novelty gift items, selling primarily to specialty retailers in the United States.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. None.

(b) Reports on Form 8-K. On August 4, 1995, under Item 2 Acquisition or Disposition of Assets, the Company reported the acquisition of Malibu Fun Stuffed and Malibu Fun Stuffed International.

JANEX INTERNATIONAL, INC.
QUARTER ENDED JUNE 30, 1995
--------------------------------------------------------------------------------


                                   SIGNATURE



          Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 17, 1995



                                            JANEX INTERNATIONAL, INC.
                                              (Registrant)



                                            By:   /s/ Michael S. Manahan
                                               -------------------------------
                                                Michael S. Manahan,
                                                Chief Financial Officer
                                                (Principal Financial Officer)