Form 10QSB
period 1995-09-30
JANEX INTERNATIONAL INC
filed 1995-11-15
CIK 800454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from: Not applicable

Commission file number 33-8433-D


                         JANEX INTERNATIONAL, INC.
     (Exact name of small business issuer as specified in its charter)


            COLORADO                                84-1034251
   (State or other jurisdiction of              (I.R.S.   Employer
   incorporation or organization)               Identification No.)


21700 Oxnard Street, Ste. 1610 Woodland Hills, California             91367
       (Address of principal executive offices)                    (Zip Code)

                               818-593-6777
                        (Issuer's telephone number)


     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of October 31, 1995, the issuer had 4,966,721 shares of its Common Stock, no par value, issued and outstanding.

                         JANEX INTERNATIONAL, INC.

                                   INDEX

                      PART I - FINANCIAL INFORMATION


                                                       Page No.
Item 1.  Financial Statements

         Consolidated Balance Sheet as of
         September 30, 1995 . . . . . . . . . . . . . . . .3

         Consolidated Statements of Operations
         for the three and nine months ended
         September 30, 1995 and September 30, 1994. . . . .4

         Consolidated Statements of Cash Flows
         for the nine months ended
         September 30, 1995 and September 30, 1994. . . . .5

         Notes to Consolidated Financial Statements . . . .6


Item 2.  Management's Discussion and Analysis or
         Plan of Operations . . . . . . . . . . . . . . . .8


Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . .11

                             JANEX INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEET (Unaudited)

                                SEPTEMBER 30, 1995

                                     ASSETS

CURRENT ASSETS:
Cash                                                       $    573,108
Certificate of deposit and term deposit (Note 2)                600,000
Accounts receivable (net of allowance of $210,527)            1,328,450
Inventories                                                     853,975
Prepaid royalty                                                 236,372
Other current assets                                            106,669

       Total current assets                                   3,698,574

PROPERTY AND EQUIPMENT - net                                    333,693

INTANGIBLE ASSETS - net                                       2,301,309

OTHER ASSETS                                                    329,828

                                                           $  6,663,404

                LIABILITIES AND STOCKHOLDERS  EQUITY

CURRENT LIABILITIES:
Current portion of stockholder notes payable               $    284,998
Loan payable - bank                                             725,000
Accounts payable                                                551,440
Accrued expenses                                              1,230,367
Income tax payable                                               29,164

       Total current liabilities                              2,820,969

LONG-TERM STOCKHOLDER NOTES PAYABLE                             173,762


       Total liabilities                                      2,994,731

STOCKHOLDERS' EQUITY:
Class A convertible preferred stock, no par value;
    5,000,000 shares authorized; none issued and outstanding      -
Common stock, no par value; 20,000,000 shares authorized,
    4,966,721 shares issued and outstanding                  11,003,616
Accumulated deficit                                          (7,334,943)

       Total stockholders' equity                             3,668,673

                                                           $  6,663,404

See accompanying notes to consolidated financial statements.

                                         JANEX INTERNATIONAL, INC.

                             CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                        FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                        ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                          1995          1994             1995           1994

NET SALES                             $  4,530,727   $ 6,460,560     $ 7,593,812    $11,572,683
COSTS AND EXPENSES:
  Cost of sales                          2,473,978     3,389,552       4,084,638      6,190,110
  Selling, general and administrative    1,218,009     1,177,478       2,787,240      2,798,152
  Royalty expense                          553,435       714,042         963,981      1 217,177

  Total costs and expenses               4,245,422     5,281,072       7,835,859     10,205,439

OPERATING INCOME (LOSS)                    285,305     1,179,488        (242,047)     1,367,244

OTHER INCOME (EXPENSE):
  Interest income                           10,143         2,544          42,996         15,007
  Interest expense                         (25,665)      (65,938)        (57,758)      (188,081)
  Foreign exchange loss on
    license fee obligation                    -           (1,157)           -           (60,813)
  Gain on disposal of fixed assets            -              -              -             2,023

  Total other income (expense)             (15,522)      (64,551)        (14,762)      (231,864)

INCOME (LOSS) BEFORE INCOME TAX            269,783     1,114,937        (256,809)     1,135,380

INCOME TAX                                  30,634        51,827          33,787         51,840

NET INCOME (LOSS)                     $    239,149   $ 1,063,110    $   (290,596)   $ 1,083,540

INCOME (LOSS) PER COMMON SHARE:

  Primary                             $       0.04   $      0.22    $     ( 0.06)   $      0.23
  Weighted average number of primary
    shares outstanding                   5,352,629     4,809,959       4,810,860      4,717,943

  Fully diluted                       $       0.04   $      0.22    $     ( 0.06)   $      0.23
  Weighted average number of
    fully diluted shares outstanding     5,425,552     4,809,959       4,810,860      4,807,551


                 See accompanying notes to consolidated financial statements.



                                       JANEX INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                               1995            1994
CASH FLOW FROM OPERATING ACTIVITIES:

Net (loss) income                                         $   (290,596)     $ 1,083,540
Adjustments to reconcile net (loss) income to
 net cash (used in) provided by operating activities:
   Depreciation                                                206,884          110,929
   Amortization of licensing relationships,
    trademarks and goodwill                                    137,412          127,855
   Provision for returns & losses on accounts receivable       179,555          108,551
   Imputed interest on license fee obligation                     -              66,030
   Amortization of product development costs                   187,590           87,924
   Foreign exchange loss on license fee obligation                -              60,488
   Gain on sale of property and equipment                         -              (2,023)
Changes in operating assets and liabilities, net of effect
 from purchase of Malibu Fun Stuffed and
 Malibu Fun Stuffed International Limited (Note 4):
   Increase in accounts receivable                            (545,444)      (1,915,782)
   Increase in inventories                                    (449,486)        (588,612)
   Increase in prepaid royalty                                 (87,467)         (96,380)
   Increase in other current assets                            (10,536)         (59,827)
   Increase in other assets                                     (1,779)         (51,116)
   Decrease in checks issued in excess of fund on deposit         -             (63,485)
   (Decrease) increase in accounts payable                    (129,826)         739,464
   Increase in accrued expenses                                415,514        1,165,448
   Decrease in accrued restructuring and other charges          (7,816)         (18,919)
   Increase (decrease) in income tax payable                        21          (16,373)
Net cash (used in) provided by operating activities           (395,974)         737,712

CASH FLOW FROM INVESTING ACTIVITIES:
   Additions to property and equipment                        (363,075)        (205,156)
   Proceeds from the sale of property and equipment               -              14,330
   Additions to intangible assets                                 -             (23,021)
   Term Deposit (Note 2)                                      (100,000)
   Payment for purchase of Malibu Fun Stuffed and Malibu
    Fun Stuffed International Limited, net of cash
    acquired (Note 4)                                          (54,897)            -
   Additions to product development costs                     (266,809)        (152,205)
Net cash used in investing activities                         (784,781)        (366,052)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from bank loan                                     725,000         (350,000)
   Proceeds from note payable - other                             -             160,171
   Payment of stockholder note payable                        (139,158)        (243,407)
   Proceeds from issuance of common stock and warrants          96,000          704,550
Net cash provided by financing activities                      681,842          271,314

(DECREASE) INCREASE IN CASH                                   (498,913)         642,974
CASH AT BEGINNING OF PERIOD                                  1,072,021          643,378
CASH AT THE END OF PERIOD                                 $    573,108      $ 1,286,352

(Continued)

           See accompanying notes to consolidated financial statements.



                                       JANEX INTERNATIONAL, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                         FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                              (Continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                               1995            1994
Cash paid during period for:
   Interest                                            $     51,641      $    95,636
   Income tax                                          $     33,787      $    68,200


NONCASH INVESTING AND FINANCING ACTIVITIES:

In August 1995, the Company issued 125,000 shares of its restricted common stock to acquire all of the outstanding stock of Malibu Fun Stuffed and its related Hong Kong company Malibu Fun Stuffed International Limited. The stock was valued at $325,000 on the date of the transaction. The total purchase price exceeded the value of the net assets of the Company by $422,220, which the Company has allocated to goodwill.



                         JANEX INTERNATIONAL, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1. BASIS OF PRESENTATION

      The accompanying consolidated balance sheet as of September 30, 1995, and the consolidated statements of operations and cash flows for the nine months ended September 30, 1995 and September 30, 1994, have not been audited by independent auditors, but include all adjustments (consisting of normal, recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

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



                      JANEX INTERNATIONAL, INC.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                (Continued)

2.  BANK LOAN AGREEMENTS

      The Company has a $1,000,000 line of credit with a bank, pursuant to a loan agreement that expires on May 12, 1996. The maximum amount available under the line of credit is reduced by advances against the line. Loans from the credit line bear interest at 9.75% as of September 30, 1995. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company, including accounts receivable and inventory. The certificate of deposit has a 6.25% yield. There was $725,000 outstanding under the line of credit at September 30, 1995.

      The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains Company Limited ("Pro Gains"), which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line is tailored to match the Company's selling season. From May to November the credit line is HK$10,000,000 (US$1,300,000) and from December to April the line is HK$2,000,000 (US$260,000). The credit line is secured by a $100,000 term deposit with the bank. Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At September 30, 1995, the Company had advances under this line for discounted letters of credit of $253,471. The bank advances funds under the line when the Company submits to the bank ("discounts") letters of credit the Company has received from its customer. These advances are treated as a reduction in accounts receivable. When the bank collects on the letters of credit, the bank applies the amounts collected as payments against the line. The Company remains liable to the bank for any letters of credit which ultimately are not honored by the issuing bank.


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



Item 2.

Management's Discussion and Analysis or Plan of Operations


Material Changes in Results of Operations
Three Months Ended September 30, 1995 and September 30, 1994

Sales for the three months ended September 30, 1995, were $4,530,727, a decrease of $1,929,833, or 29.9%, from the three months ended September 30, 1994. The net income for the three months ended September 30, 1995, was $239,149 or $0.04 per share, as compared to a net income for the three months ended September 30, 1994, of $1,063,110 or $0.22 per share.

Sales for the quarter ended September 30, 1995, resulted primarily from shipment of products incorporating characters licensed from The Walt Disney Company, which generated gross sales of $1,832,000, or 40% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., which generated gross sales of $1,664,000, or 36% of total sales. This compares to sales during the quarter ended September 30, 1994, when licenses from The Walt Disney Company generated gross sales of $2,163,000, or 33% of total sales, and licenses from Warner Bros. generated $272,000, or 4% of total sales.

The primary reason for the decrease in sales during the 1995 quarter is the significantly reduced demand for products incorporating the Mighty Morphin Power RangersTM license ("Power Rangers"). Power Rangers product, which accounted for 52% of total sales, or $3,339,000, in the third quarter of 1994, only generated 9% of total sales, or $404,000 in the third quarter of 1995. None of the Company's new licenses for 1995 generated enough revenue to replace the decrease in the sale of Power Rangers products.

Gross profit was 45.4% for the quarter ended September 30, 1995, as compared to 47.5% for the quarter ended September 30, 1994. The 1995 gross profit was in line with expectations, as management sets prices on most products to achieve a gross profit of between 45% and 50%. Overall gross profit will vary depending upon the sales mix during the period.

Royalty expense was $553,435 for the quarter ended September 30,1995, or approximately 12.2% of sales, as compared to royalty expense of $714,042 for the quarter ended September 30, 1994, which was 11.1% of sales. The royalty expense for the 1995 quarter is greater as a percentage of sales than in 1994 as a result of two factors. Firstly, as royalty rates vary from license to license from 8% to 17%, royalties will vary between periods based upon the product mix included in sales during the period. Secondly, the increase in royalties as a percentage of sales is consistent with a general upward trend in the royalty rates on license agreements.

Selling, general and administrative ("SG&A") expenses were $1,218,009 for the quarter ended September 30, 1995, as compared to $1,177,478 for the quarter ended September 30, 1994, a decrease of $40,531, or 3%. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the 1995 quarter was $719,671, approximately $76,000 more than management s forecast, and approximately $177,000, or 32.6%, greater than the comparable quarter in 1994. SG&A increased during the quarter ended September 30, 1995, primarily as a result of increases in payroll costs of 47.5%, or $86,393, increases in travel and accommodation costs of $671.2%, or $28,693, increases in sales and marketing costs of 37.0%, or $8,942, increases in depreciation of $84.5%, or $69,581, increases in product development costs of 214.5%, or $56,451 and increases in communication costs of 46.1%, or $9,420. These increases were offset by decreases in occupancy costs of 59.4%, or $7,050, decreases in professional fees & investor relations of 80.1%, or $25,336, and decreases in financial costs of 18.4%, or $14,758.

The variable selling cost component of SG&A was $498,338 for the quarter ended September 30, 1995, or 11.0% of sales, compared to $634.733 for the quarter ended September 30, 1994, which was 9.8% of sales. Variable selling costs include sales representative s commission, agent s commission, freight, product liability insurance, testing fees and other charges that vary directly with sales volume. Management expects variable selling costs to be between 10% and 12% of sales. Included in variable selling expenses for the three months ended September 30, 1995, is a reserve of $30,000 against royalty advances, product development costs and minimum guarantees associated with potentially unproductive licenses. Variable selling costs, as a percentage of sales, are greater in the 1995 quarter than the 1994 quarter primarily as a result of the reserve against unproductive licenses taken in the 1995 quarter, and an increase in the percentage rate charged by the Company's agent in Hong Kong.


Material Changes in Results of Operations
Nine Months Ended September 30, 1995 and September 30, 1994

Sales for the nine months ended September 30, 1995, were $7,593,812, a decrease of $3,978,871, or 34.4%, from the nine months ended September 30, 1994. The net loss for the nine months ended September 30, 1995, was $290,596 or $0.06 per share, as compared to a net income for the nine months ended September 30, 1994, of $1,083,540, or $0.23 per share.

Sales for the nine months ended September 30, 1995, resulted primarily from shipment of products incorporating characters licensed from The Walt Disney Company, which generated sales of $3,135,000, or 41% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., which generated sales of $2,459,000, or 32% of total sales. This compares to sales during the nine months ended September 30, 1994, when licenses from The Walt Disney Company generated sales of $3,832,000, or 33% of total sales, and licenses from Warner Bros. generated $475,000, or 4% of total sales.

The major cause for the decrease in sales during the nine months ended September 30, 1995, was the decrease in sales of products based on the Power Rangers license. Power Rangers product, which accounted for 54% of total sales, or $6,197,000, in the first nine months of 1994, only generated 13% of total sales, or $1,030,000 in the first nine months of 1995, reflecting a dramatic decrease in the demand for Power Rangers merchandise. None of the Company s new licenses for 1995 generated enough revenue to replace the decrease in the sale of Power Rangers products.

Gross profit was 46.2% for the nine months ended September 30, 1995, as compared to 46.5% for the nine months ended September 30, 1994. The 1995 gross profit was in line with expectations, as management sets prices on most products to achieve a gross profit of between 45% and 50%. Overall gross profit will vary depending upon the sales mix during the period. Cost of goods for the nine month period in 1995 included $40,000 in reserves against inventory which the Company expects to sell below cost.

Royalty expense was $963,981 for the nine months ended September 30,1995, or approximately 12.7% of sales, as compared to royalty expense of $1,217,177 for the nine months ended September 30, 1994, which was 10.5% of sales. As in the quarter, the royalty expense for the first nine months of 1995 is greater as a percentage of sales than in the first nine months of 1994 as a result of two factors. Firstly, as royalty rates vary from license to license from 8% to 17%, royalties will vary between periods based upon the product mix included in sales during the period. Secondly, the increase in royalties as a percentage of sales is consistent with a general upward trend in the royalty rates on license agreements.

Selling, general and administrative ("SG&A") expenses were $2,787,240 for the nine months ended September 30, 1995, as compared to $2,798,152 for the nine months ended September 30, 1994. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the nine month period in 1995 was $1,896,758, approximately $28,000 less than management s forecast, and approximately $248,000, or 15%, greater than the comparable nine month period in 1994. SG&A increased during the first nine months of 1995 primarily as a result of increases in payroll costs of 22%, or $129,582, increases in travel and accommodation costs of $73.1%, or $50,901, increases in sales and marketing costs of 28.6%, or $27,075, increases in depreciation of $44.2%, or $105,571, increases in product development costs of 62.3%, or $76,349 and increases in communication costs of 39.6%, or $24,334. These increases were offset by decreases in occupancy costs of 56.9%, or $59,471, decreases in professional fees & investor relations of 23.9%, or $43,063, and decreases in financial costs of 34.8%, or $42,539.

The variable selling cost component of SG&A was $890,482 for the nine months ended September 30, 1995, or 11.7% of sales, compared to $1,149,224 for the nine months ended September 30, 1994, which was 9.9% of sales. Variable selling costs include sales representative's commission, agent's commission, freight, product liability insurance, testing fees and other charges that vary directly with sales volume. Management expects variable selling costs to be between 10% and 12% of sales. Also included in variable selling expenses for the nine months ended September
30, 1995, is a reserve of $90,000 against royalty advances, product development costs and minimum guarantees associated with potentially unproductive licenses. Variable selling costs, as a percentage of sales, are greater in the first nine months of 1995 than in the first nine months of 1994 primarily as a result of the reserve against unproductive licenses taken in 1995 and an increase in the percentage rate charged by the Company's agent in Hong Kong.

As of September 30, 1995, the Company had a backlog of unfilled orders of approximately $2 million, as compared to a backlog of unfilled orders at September 30, 1994, of approximately $1.8 million.


Liquidity and Capital Resources

The Company believes its existing cash balance together with its lines of credit and net income from operations are sufficient to meet its financing requirements through to the end of 1995. Given the loss through to the end of the third quarter, and given that the orders on hand at September 30, 1995, are insufficient to generate a profit in the fourth quarter, the possibility exists that the Company may be in a loss position for the year. If a loss for the year occurs, the Company's cash position going into 1996 will be less than its cash balance going into 1995. Historically, the Company generates negative cash flow during the first four months of the year, as these months are generally not profitable, and at the same time the Company is also investing in tooling and in building inventories. If the Company determines at any time that its cash balance together with its lines of credit and profits from operations, net of any operating losses, are insufficient to provide for the working capital needs of the Company during the first half of 1996, the Company intends to pursue a variety of financing sources to cover any such projected working capital deficiency. These financing sources include banks and other lenders. Additionally, the Company could consider a private placement of the Company's stock. There can be no assurance that such financing will be available should it be necessary.

As part of the Company's ongoing program of capital investment in new products and licenses, during the nine months ended September 30, 1995, the Company invested $173,000 in royalty advances against new licenses, $339,000 in tooling for new products and $267,000 in product development costs.

The Company has a $1,000,000 line of credit with a bank, pursuant to a loan agreement which expires on May 12, 1996. The maximum amount available under the line of credit is reduced by advances against the line. Loans from the credit line bear interest at 9.75% as of September 30, 1995. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company, including accounts receivable and inventory. The certificate of deposit has a 6.25% yield. There was $725,000 outstanding under the line of credit at September 30, 1995.

In January 1995, a Hong Kong bank approved a line of credit for the Company s subsidiary, Pro Gains Company Limited ("Pro Gains"), which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line is tailored to match the Company's selling season. From May to November the credit line is HK$10,000,000 (US$1,300,000) and from December to April the line is HK$2,000,000 (US$260,000). The credit line is secured by a $100,000 term deposit with the bank. Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At September 30, 1995, the Company had advances under this line for discounted letters of credit of $253,471. The bank advances funds under the line when the Company submits to the bank ("discounts") letters of credit the Company has received from its customer. These advances are treated as a reduction in accounts receivable. When the bank collects on the letters of credit, the bank applies the amounts collected as payments against the line. The Company remains liable to the bank for any letters of credit which ultimately are not honored by the issuing bank.

As of September 30, 1995, the Company had cash and certificates of deposit of $1,173,108, working capital of $877,605 and a current ratio of 1.3-to-1. This compares to cash of $1,786,352 and working capital of $1,424,632 as of September 30, 1994.

During the nine months ended September 30, 1995, the Company received $96,000 from a warrant holder pursuant to the warrant holder exercising warrants to purchase 150,000 shares of the Company s common stock.

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu Fun Stuffed, a California corporation, and its affiliated Hong Kong company, Malibu Fun Stuffed International Limited. Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former owners of the acquired companies.



Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits. Financial Data Schedule - EX-27

(b) Reports on Form 8-K. On October 5, 1995, under Item 4 Changes in Registrant's Certifying Accountant, the Company reported that effective October 5, 1995, the Company terminated the services of Kellogg and Andelson Accountancy Corporation, and effective October 6, 1995, engaged the services of BDO Siedman, LLP, as the Company's independent accountants.




                                   SIGNATURE



 Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 1995




                        JANEX INTERNATIONAL, INC.
                           (Registrant)




                     By:   /s/ Michael S. Manahan
                     Michael S. Manahan, Chief Financial Officer
                        (Principal Financial Officer)