Form 10KSB
period 1995-12-31
JANEX INTERNATIONAL INC
filed 1996-04-05
CIK 800454

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 10549

                                  FORM 10-KSB
(Mark one)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
      For the transition period from  _______________ to ______________

Commission File No. 0-17927

                           JANEX INTERNATIONAL, INC.
                (Name of small business issuer in its charter)

               Colorado                                84-1034251
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

     21700 Oxnard Street, Suite 1610
       Woodland Hills, California                         91367
(Address of principal executive offices)                (Zip Code)


        Issuer's telephone number, including area code: (818) 593-6777

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                          --------------------------
                               (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
No  ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The issuer's net revenue for its most recent fiscal year was $9,355,021.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of February 29, 1996, was $6,939,241.

Number of registrant's shares of Common Stock outstanding as of February 29, 1996 was 5,046,721.

Documents incorporated by reference:  None                       Page 1 of 91

                                    PART I
ITEM 1.     DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT
- --------------------

          Janex International, Inc., formerly known as With Design in Mind International, Inc., was incorporated in Colorado on July 28, 1986, and is the parent corporation of With Design in Mind, a California corporation ("WDIM"), a wholly owned subsidiary that it acquired on August 19, 1988, Janex Corporation, a New Jersey corporation ("Janex"), a wholly owned subsidiary acquired on October 6, 1993, and Malibu Fun Stuffed, Inc., a California corporation ("Malibu"), a wholly owned subsidiary acquired on August 4, 1995. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited, a Hong Kong corporation ("Pro Gains"), owned 50% by Janex International, Inc., and 50% by Janex, and the parent corporation of Malibu Fun Stuffed International Limited, a Hong Kong corporation ("MFSI"), owned 99% by Malibu and 1% by Janex International, Inc. As used in herein, the term "the Company" refers to Janex International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise. From October 6, 1993, to August 4, 1995, the Company's business was conducted primarily through its subsidiaries Janex and Pro Gains. Prior to October 6, 1993, business was conducted primarily through WDIM. Subsequent to August 4, 1995, business has been conducted primarily through Janex, Pro Gains, Malibu and MFSI. The Company's principal place of business is located at 21700 Oxnard Street, Suite 1610, Woodland Hills, California 91367. The Company's telephone number is (818) 593-6777.

          From inception (July 1986) to June 1992 the Company developed and marketed a variety of consumer products that were sold by retailers of gift, novelty and educational items throughout the United States ("Gift Products"). The Company's historic focus was to seek to market products that were unusual in nature and that in some cases displayed interesting and engaging scientific phenomena. In 1990, the Company expanded its product line with the introduction of the MicroTheatre(TM) Display Unit ("MicroTheatre"), licensed from Dentsu Prox, Inc. ("Dentsu").

          On June 23, 1992, Mr. Steve Zuloff, then the Chief Executive Officer and a Director of the Company, and Mr. Barry R. Benjamin, then the President, Chief Financial Officer and a Director of the Company, resigned their positions with the Company. Upon the former officers' resignations, Mr. Sheldon F. Morick was appointed Chief Executive Officer, President and Director of the Company, and Mr. Michael S. Manahan was appointed Chief Financial Officer, Vice President, Treasurer and Secretary of the Company.

          During the third quarter of fiscal 1992, the new executive officers of the Company commenced an analysis of the Company, including an analysis of the Company's products, overhead, and potential growth areas. As a result of that analysis, the Company began a process of discontinuing the development and marketing of Gift Products, and the Company's strategy was changed to emphasize the development, manufacture and marketing of unique, functional children's products that were intended to fulfill the needs of both parents and children. The new line of products for children was to be sold to mass merchant retailers.

          In early 1993, the Company introduced a new line of children's products under the brand name "Great Stuff." Product development was completed early in the year, and the Company began the process of manufacturing product and selling to retailers. Also during the first six months of 1993, the Company continued with a limited program to market the MicroTheatre.

          By June 1993, due to manufacturing delays and limited acceptance by the major retailers of the Great Stuff product line, it was apparent that the product line was not going to be successful, and thus the Company began a process of seeking alternative sources of revenue. In June 1993 the Company entered into an agreement with Deco Disc Industries, Inc. ("Deco Disc"), under which Deco Disc licensed to the Company the rights to distribute to the Gift and Specialty retail markets a line of patented greeting cards and ornaments with "pop out" compact discs. In connection with the Deco Disc Agreement the Company paid a license fee of $100,000, which was to be recouped by the Company, at a rate of $1.00 for each ornament and $.50 for each greeting card, as the Company purchased finished products from Deco Disc. Under the Deco Disc Agreement, Deco Disc received warrants to purchase 500,000 shares of the Company's Common Stock (restricted) with certain registration rights. The shares underlying the warrants were registered with the Securities and Exchange Commission on February 13, 1995.

          In July 1993 management made another review of the Company's product lines and sales results, and based upon that review made the decision that the existing product lines of the Company, Great Stuff, MicroTheatre and Deco Disc, were not generating sufficient revenues to support the ongoing operations of the Company. In particular, during fiscal 1991 and 1992, the Company received revenues of approximately $3,580,000 in connection with the MicroTheatre products, $3,000,000 of which was due to orders from Sega Enterprises Ltd. ("Sega"). However, in or about December, 1992, the Company was advised by Sega, that it did not foresee purchasing any further MicroTheatre products. Consequently, in fiscal 1993, sales of MicroTheatre products were only approximately $147,000. Furthermore, orders for the Deco Disc products did not materialize as expected, with total Deco Disc product orders totaling only about $190,000. Therefore, the decision was made to continue to market the existing product lines, with limited financial outlays, and at the same time, begin the process of identifying and making an acquisition.

          In September 1993 the Company announced that it had entered into an agreement to purchase all of the outstanding stock of MJL Marketing Inc. ("MJL"), a New Jersey corporation. The acquisition was completed on October 6, 1993. In November 1993 the Company changed the name of MJL to Janex Corporation so that the corporate name would match the brand name under which most of the Janex products are marketed. Under the Janex Agreement, the shareholders of Janex received 1,200,000 shares of the Company's restricted common stock, with certain registration rights, and $600,000 at the closing. An additional $150,000 was to be paid in January 1994 and $1,000,000 was payable on an installment basis over a period of three years. Subsequently the $150,000 note was paid in three equal payments of $50,000 on April 30, June 30 and September 30, 1994. Further, the holders of the $1,000,000 of notes agreed to defer the payments due under the notes on December 31, 1995, to June 30, 1996, provided the Company pays the note holders interest during the deferral period at the rate of 9% per annum.

          The business of Janex has historically focused on the manufacturing and marketing of children's toys, coin and gumball banks, flashlights and battery operated toothbrushes marketed under the brand name Janex. Janex incorporates licensed characters into most of its products, and sells its products to United States mass merchant retailers, toy specialty stores and department stores. Sales and manufacturing were historically facilitated through Janex's sister company in Hong Kong, Pro Gains. Effective with the acquisition, Pro Gains became a subsidiary of the Company, 50% of the stock of which is owned by Janex, and the other 50% by Janex International, Inc.

          With the acquisition of Janex in October 1993, the Company made the decision to cease marketing the Great Stuff, Deco Disc, and MicroTheatre product lines. The California subsidiary, WDIM, which prior to this time was the main operating arm of the Company, began a process of winding down operations. As part of that winding down process, the Company entered into negotiations with Dentsu, from whom the Company licensed the MicroTheatre technology, to terminate the agreement under which that technology was licensed. On October 17, 1994, the Company entered into a Settlement Agreement and General Mutual Release with Dentsu, paying the sum of $75,000 in cash and issuing 50,000 shares of restricted Common Stock to Dentsu, with certain registration rights, in full settlement of the Company's obligations owing to Dentsu.

          The Company also entered into negotiations with Allen Design Group, Inc. ("ADG"), its joint venture partner in Hologram Ventures, the joint venture established to market the MicroTheatre technology to the arcade game industry, to terminate the joint venture. The negotiations with ADG were concluded in February 1994 at which time the parties entered into a settlement agreement and mutual release.

          On March 31, 1994, the Company advised Deco Disc of its intention not to proceed with the further marketing of Deco Disc products and under the provisions of the Deco Disc Agreement gave Deco Disc ninety days notice of the termination of the distribution agreement.

          From October 1993 through to July 1995 the operations of the Company were primarily through Janex and the Hong Kong subsidiary, Pro Gains. By May of 1995 it became apparent that the order flow for 1995 was significantly behind that of 1994, and management became increasingly concerned about the Company's reliance on licensed product, given the volatility of the licensing business and the cost of acquiring licenses. See "Business of Issuer - Competition". Therefore the decision was made to investigate the possibility of adding other product lines, and to evaluate various acquisition opportunities that were presented to the Company for its consideration. As a result, in July 1995, the Company entered into an agreement to acquire all of the outstanding stock of Malibu and its affiliate MFSI. The acquisition was completed on August 4, 1995. Under the Malibu Agreement, the shareholders of Malibu and MFSI received 125,000 shares of the Company's restricted common stock, and $50,000 at the closing. In addition, the former shareholders of Malibu are entitled to an earn-out based on the future performance of Malibu and MFSI.

          Under the earn-out ("Malibu Earn-out") base revenues for Malibu and MFSI combined are set for the six months period ended December 31, 1995, and the years ended 1996, 1997 and 1998, at $1.25 million, $3 million, $4 million and $5 million, respectively. For each period mentioned, if revenues equal at least 75% of the base revenue for the period, the former shareholders of Malibu will collectively receive that percentage of $50,000 worth of the Company's stock as the actual revenue bears to the base revenue, not to exceed $50,000 worth of stock. For each one dollar of revenue in excess of the base revenue for each period mentioned, the former shareholders of Malibu will collectively receive $0.05 worth of the Company's stock, up to $1.5 million, $3.0 million, $4.0 million and $5.0 million of excess revenue for each previously mentioned period, respectively. The Malibu Earn-out is based on Malibu and MFSI achieving a contribution margin of 25%, and the Malibu Earn-out will be reduced by 20% with respect to the base revenue objectives, and by $0.01 per dollar with respect to the excess revenue objectives, for each 1% that the margin falls below 25%.

          Malibu and MFSI (collectively referred to as the "Malibu Division") operate in tandem similar to Janex and Pro Gains (collectively referred to as the "Janex Division"). Together they develop, manufacture and market toys and novelty gift items, selling to mass merchant retailers, chains stores, and specialty stores primarily in the United States. Effective with the acquisition MFSI became a subsidiary of the Company, 99% of the stock of which is owned by Malibu, and 1% of which is owned by Janex International, Inc.

          The product line of the Malibu Division differs from that of the Janex Division in that most of the Malibu Division products ("Malibu Products") do not incorporate licensed characters. Further the Company considers the Janex Division products ("Janex Products") to be of a functional nature and not necessarily toys, while the Malibu Products fall more clearly into the toy category. Therefore, the Company operates Malibu and MFSI, and Janex and Pro Gains, as two distinct divisions. Nevertheless, their methods of operation and procedures are almost identical, and therefore will not be separately discussed herein, unless there are significant differences.

          The Company intends to merge the operations of Janex and Malibu, and the operations of Pro Gains and MFSI, during 1996. Subsequent to effecting those mergers, the Company will continue to maintain the Janex Product line and the Malibu Product line as two separate product lines.


BUSINESS OF ISSUER
- ------------------


PRODUCTS

          The Company's products are either created by the Company or licensed from independent inventors. The Company is constantly seeking new ideas from many sources and is frequently approached by inventors who propose that the Company manufacture and market a product based on their designs or concepts. If a design or concept is licensed by the Company, the Company will, in some cases, make significant modifications for the purpose of enhancing the product's features or eliminating unnecessary or costly aspects. Royalties are payable by the Company with respect to products manufactured from designs or technologies licensed by the Company from inventors or other third parties.

          Most of the Janex Products incorporate licensed fantasy characters. Once the decision has been made to include a specific product in the line, the Janex Division will endeavor to obtain licenses to incorporate fantasy characters into the product. Presently, the Janex Division has licenses to utilize one or more trademarks and/or copyrights owned or controlled by The Walt Disney Company, Marvel Entertainment, Inc., Warner Bros. Corporation, and Turner Home Entertainment, Inc. Although the basic underlying product may stay the same, generally the product goes through a stage of customization to tailor that product design to the license which is to be incorporated into it.

          The Janex Products are targeted for sale by mass merchant retailers for prices ranging from $3 to $25. Generally, the commercial life expectancy of any given Janex Product is virtually unlimited in its generic state (i.e., without a licensed character). For example, the predecessors of Janex marketed battery operated toothbrushes for over twenty years. However, the commercial life span of any particular version of one of the Janex Products is directly tied into the length of the license agreement for the fantasy character incorporated into that product, and the popularity of that fantasy character with consumers. Since most of the Janex Division license agreements are written for a term of two years, and given that the popularity of most fantasy characters is short lived, the Company estimates that the useful life of any given version of the Janex Products will be no more than two years. Although the Company intends to continue to market some version of every one of the Janex Products it now sells for at least the next three years, the Company nevertheless is actively developing new products which could incorporate fantasy characters.

          The Janex Product line currently includes the following: battery operated Power Toothbrush and Stand, battery operated Power Toothbrush (without stand), battery operated Power Flashlight, battery operated hand held Fun Fan, Chalk Board, Book Light, Squeeze Light Figures, Action/Talking Alarm Clock, Action/Talking Bank, Light Pals, Table Fan, Pencil Sharpener, Tape Dispenser, Stapler, Fun Hook, Liquid Soap Dispenser, Doll or Action Figure Carrying Case, Gumball Bank, Vinyl Coin Bank, Deluxe Doll Carrier, Deluxe Doll Diaper Bag, Budget Doll Bedding Assortment, Doll Comforter and Pillow Set, and Lil' Miss Executive Play Set.

          The Malibu Products do not normally incorporate licensed fantasy characters. As a result, this division is not limited by licensor approval of the products it develops and sells. Therefore, the product line reflects a more opportunistic and diverse approach than the Janex Product line. The Malibu Products are targeted for sale by mass merchant retailers, specialty retailers and gift stores at prices ranging from $3 to $40. The commercial life span of the Malibu Products could be long-lived, as is the case with many toys that are not tied into a fashion or fad, but the Company expects the life span of any of the Malibu Product to be no more than five years. Consequently, the Company is constantly seeking new product concepts for the Malibu Product line, and further, is continually redesigning and repacking existing products to improve consumer appeal.

          The Malibu Products include the following: Wee Wet Pets, Tub-a-Ducky, Wee Wet Pet Kid-a-Rounds, Slide-O-Bunny, Slide-O-Monkey, Noah's Neighbors, Cookie Muncher, Card Pals, Kid-a-Round Horses, Fire Engines and Police Cars, Card Pals, Wide-A-Wake Ups, Hat Box Dolls, Shoe Box Dolls, Sweet Angel Dolls, Pez Watches, Pez Fashion Accessories, Nutcracker Puppet & Video Set, Peter Cottontail Puppet & Video Set, Peter and the Wolf Puppet & Video Set, Train Adventure Video Set, Kids Music Video Set and Mr. Baby Proofer.

          The Company intends to add at least six new products in 1997, and at least another six products in 1998. Depending upon the Company's liquidity and the operating results achieved during 1996, the Company may increase the projected number of new product introductions. See "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources." The concentration will be on products of similar characteristics to those already in the Company's product lines, i.e., similar retail price levels, the capability of incorporating a fanciful licensed character (for Janex Products), similar target age groups, functional or toys, suitable for manufacture through existing or similar factories, and suitable for distribution through existing distribution channels. The Company intends to continue to include in its strategy for product line growth the possibility of acquiring other companies, particularly where potential acquisition candidates offer product line, manufacturing or marketing synergies.

          The Company's products carry a 90-day limited warranty.


GOVERNMENT REGULATIONS

          The Company is subject to the provision of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous products. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations through a program of quality inspections and product testing. The Company maintains product liability insurance in the amount of $3,000,000.


MARKETING, DISTRIBUTION AND CUSTOMERS

          The Company sells its products nationwide to retailers primarily through a network of independent sales representative firms. One of those independent sales representative firms is owned by a shareholder of the Company. That firm represents the Company's products to three of its largest customers. See "Certain Relationships and Related Transactions." The Company's products are displayed at two major consumer product shows in January and February of each year, and at a number of smaller specialty market shows throughout the year. Marketing activities for the Company's product lines primarily target mass merchant retailers in the United States and Canada, such as Kmart, Wal-Mart, Target, and Toys R Us, as well as smaller regional merchants, drug chains, department stores and gift stores. In 1995 Wal-Mart, Toys R Us and Kmart represented 26%, 24%, and 5% of the Company's revenues, respectively.

          The product marketing strategy for the Janex Product line is to market the line as a selection of products for children that are primarily functional in nature, may in certain circumstances be used as toys, incorporate licensed characters where possible, are marketed under one brand name, Janex, and that retail for prices between $3 and $25. The brand name provides an umbrella for all products which helps both the sell-in of the product line to retailers, and the sell-through to customers.

          The product marketing strategy for the Malibu Product line is to market a line of reasonably priced toys and novelty gift items that are different from other products on the market, either through unique product design or innovative packaging. The marketing strategy is opportunistic, meaning that the Malibu Division will include in its product line almost any product for reasons of advantageous entry costs and/or significant consumer demand, if the Company believes the product can make a material contribution to corporate profitability. Further, if profitable, the Malibu Products will be customized, either in design or in packaging, to meet the needs of specific customers.

          The Company currently offers to customers two primary methods of purchasing product: on customary industry credit terms, FOB the Company's primary warehouse facility in Baltimore, Maryland; or on a letter of credit basis, through the Hong Kong subsidiaries Pro Gains and MFSI, FOB Hong Kong. Under these terms, title to the goods passes to the buyer at the point of origin, and in most cases the buyer is responsible for the costs of transportation.

          Domestic inventories are kept in a third party contract warehouse facility located in Baltimore, Maryland. See "Certain Relationships and Related Transactions." Orders from domestic customers are processed at the Company's offices in California. Shipping documents are forwarded to the Baltimore warehouse, which fills the orders and ensures shipment of product to customers in accordance with customer specified shipping instructions. The warehouse confirms shipment to the customer, and the Company then invoices the customer from California. Occasionally the Company utilizes the services of a similar contract warehouse facility in the Los Angeles area.

          Letter of credit orders are processed through the Company's Hong Kong subsidiaries, Pro Gains and MFSI. The Company has no employees in Hong Kong, but instead has entered into a service agreement with

Li & Fung (Trading) Limited ("Li & Fung"), a Hong Kong based services company (also referred to in the industry as an agent), that provides the personnel and facilities to accomplish accepting orders primarily from United States and Canadian based retailers, arranging for the manufacture of products to fill those orders, delivering the products to the customer or the customer's representative in Hong Kong, and then processing the necessary documentation to negotiate payment for the goods by way of letters of credit or, in some instances, by direct wire transfer from the customer. Previously the Company used the services of the Hong Kong services provider Oriental World Trading. That relationship was terminated in September, 1995.

          Historically, Janex sold to customers primarily on a letter of credit basis, FOB Hong Kong. Although Janex maintained a domestic warehouse in Baltimore, Maryland, and did ship to customers FOB Baltimore, this type of business was not emphasized, because to do so required continued investment in inventory and accounts receivable. Management now believes that shipping to customers on normal credit terms from domestic inventories may provide access to a base of potential new customers that do not purchase on a letter of credit basis. This group of customers would include smaller retailers that do not purchase enough to make letter of credit purchasing advantageous, and certain larger multi-location retailers that rely on their suppliers to provide inventory and logistics services along with product. Malibu traditionally emphasized sales both on a domestic basis, and on a letter of credit basis, FOB Hong Kong, with their business in recent years being equally divided. The Company believes that the acquisition of Malibu will strengthen its ability to meet the objective of increasing domestic business.


MANUFACTURING

          Most of the Company's products are manufactured to the Company's specifications by manufacturers based in Macau and China. The Company does have one product manufactured in the United States, and further has eight products assembled in the United States from components acquired from companies located in the United States, China and Brazil. The Company believes that teaming contract manufacturers with Company employees yields cost savings, maximizes the design resources of the Company and shortens the new product introduction cycle. During the design stage, Company employees work closely with employees of the manufacturers, and also travel to the manufacturers' facilities, in order to accomplish the Company's design goals. Company employees also travel to the manufacturing facilities for the purpose of inspecting the manufacturing process and verifying the effectiveness of quality control and assurance programs. Manufactured products may be shipped to the Company's warehouse in Baltimore, Maryland, for inspection and distribution. Alternatively, products may be shipped directly from the manufacturer to the customer.

          Molds and tooling for those products manufactured in the Orient are procured and owned by Pro Gains or MFSI. Regardless of whether the goods are destined for delivery to the Company's warehouse facility in Baltimore, or destined for delivery direct to a customer, Pro Gains or MFSI, through Li & Fung, initiates all orders for product with the manufacturer, and pays the manufacturer, through Li & Fung, subsequent to the delivery of the product in accordance with payment terms agreed to between the Company and the manufacturer. The Company does not inventory product in the Orient. All products manufactured in the Orient are manufactured specifically for a customer order, or specifically for shipment to the Baltimore warehouse. From time to time, the Company may have on hand a supply of specific components for incorporation into finished products, if those components are difficult to procure, have long lead times on delivery, or have minimum order quantities associated therewith.

PRODUCT DESIGN AND SELECTION

          For the Janex Product line, the Company seeks to identify functional products for children that will provide a benefit for both the parent and the child, which are suited to the incorporation of a licensed fantasy character, and which are not already being manufactured and marketed effectively by other companies.

          Traditionally, mothers purchase the majority of all children's products. Therefore, the primary target audience for the product line is mothers of boys and girls between the ages of three and ten. The Company believes that one of the greatest needs of any parent is help in "managing" their children. This would include such activities as help in keeping dolls and other playthings organized, brushing teeth, teaching children about money, and getting children to do their chores. The Janex Products are designed to be functional fun products which would help a parent "manage" their children and at the same time make routine activities and chores fun and/or easier for the child to perform.

          For the Malibu Product line, the Company seeks to identify toys for which a demand exists, and that can be made more attractive or fun by incorporating a unique design or by packaging the product in a manner that is different from other similar products on the market. Since the Company does not have the financial strength to support the Malibu Products with television advertising, the product design and unique packaging are designed to capture the attention of consumers at the shelf level.

          New products are initially selected based upon what management believes, in its experience, will be successful. However, in order to seek to reduce the expense of producing a product that may not sell, the Company may utilize the services of professional market research companies to perform product testings and to determine product viability. In the product selection and design process input is also solicited from buyers at certain retailers, and from sales representatives. Feedback from these market research techniques is also used in the development of product packaging and in the establishment of product price levels. In addition, for the Janex Products, since most incorporate licensed characters, the licensor's input into product and packaging design is always solicited, and in some cases may even be required by the terms and conditions of the license agreement.

          While the Company has been the sole originator of several of its products, it actively seeks innovative and unusual product concepts from third parties. Management attempts to be open and accessible to inventors who may have new product ideas. The Company receives many unsolicited proposals from inventors seeking to interest the Company in licensing their product. Company management frequently meets with inventors to review the various proposed products. If and when the Company determines that it is willing to license a product, it seeks to obtain the exclusive marketing and manufacturing rights for the duration of the patent, if the product is patentable, or other suitably lengthy period if not patentable.

          Historically the Company has not incurred any significant costs in connection with research and development and does not expect to do so in the foreseeable future. The Company keeps the direct investment in research and development on new products to a minimum by entering into agreements with product researchers/inventors providing for ongoing royalty participation should a given product be brought to market. Once the decision has been made to include a product in one of the Company's product lines, the Company typically incurs start-up costs in the range of $5,000 to $20,000 for each version of that product introduced. Such costs include producing one or more prototypes of a product, obtaining licensor approval (if it is licensed) on concept, artwork and sculpting, and acquiring any required molds and tooling for production. Subject to the availability of funds, the Company expects to spend approximately $500,000 and $800,000 in each of 1996 and 1997, respectively, for start-up costs pertaining to new products.

          For the Janex Product line, the Company continually searches for new characters to license. A new fantasy character can be used on new products as well as extend the life of an existing product. The Company attends trade shows, subscribes to industry publications, and utilizes the services of licensing consultants to ensure that, when new licenses become available, the Company receives due consideration from the licensor as a potential licensing candidate. When new licenses are acquired, the licensors generally specify exactly what products the licensed characters can be incorporated into, the territory in which products incorporating those licenses can be sold, the royalty rate payable on sales of products, the royalty advance (if any), and the royalty guarantee (if any). The amount of the royalty rate, advance and guarantee required under any given license agreement is generally a function of the credibility of the owner of the licensed property, and the popularity of the licensed character with the target market.

          For the Janex Products, the Company seeks licenses which may open up additional target market groups. As an example, the Pocahontas character on a battery operated toothbrush is a suitable product for a four year old girl. That same battery operated toothbrush with a Batman character on it would be a suitable product for a ten year old boy. As a result, the Company endeavors as part of its product development program to ensure that it has spread its available license acquisition funds across a range of licenses, rather than investing heavily in only one or two licenses. Subject to the availability of funds, the Company expects to spend approximately $200,000 in each of 1996 and 1997, respectively, on the acquisition of new licenses, exclusive of ongoing royalties.


COMPETITION

          The market for both toys and functional children's products is served by many manufacturers, both foreign and domestic. Many products are available over a broad price range, and the market is competitive, includes numerous small manufacturers, and is dominated by three industry giants. The Company classifies the competition for its product lines three categories, as follows: (1) toy and novelty gift manufacturers, (2) functional product manufacturers, and (3) direct functional children's product competitors.

          Toy and novelty gift manufacturers are companies which are primarily in the business of manufacturing and marketing toys. Functional product manufacturers are companies which are primarily in the business of manufacturing and marketing a specific type, or group, of functional products, such as furniture, lighting, or clocks, but which may include in their product line certain functional children's products. Direct functional children's product competitors are companies which manufacture and market functional children's products as their company's primary business. All companies that fall into these three categories compete with the Company's product lines.

          There is considerable competition for the consumer's dollar in the Company's target markets. However, the Janex Products are differentiated from those of the competition by relying heavily on the use of licensed characters. The Malibu Products are differentiated from those of the competition by relying on unique product designs and unique packaging. Although the Company attempts to protect its products with patents and/or trademarks when available, successful products in any product classification are always susceptible to imitation or "knock-off." The Company seeks to maintain a competitive advantage by continuing the introduction of new products and/or product enhancements over time, by producing high quality products, and by pursuing licenses for a broad range of children's characters.

          For the Janex Products, given the reliance on licensed characters to differentiate products and to drive sales, competition must also be viewed from the perspective of the competition between companies for licenses. Most license agreements are non-exclusive, and limited in duration. Within the industry, two years is the standard term for most license agreements. When licenses become available, or when they are up for renewal, the licensor may give the license to the company which is willing to offer the highest royalty rate, advance royalty amount, or royalty guarantee. The Company ranks as a very small player in the industry, and is extremely vulnerable in the competition for licenses, should financial strength become a primary decision making criterion of the licensor.

          Licensors do not normally license multiple manufacturers for the same product in the same territory, although technically under the terms of many license agreements they could. This option is generally reserved by the licensor as a method of dealing with licensees that do not perform. In addition, licensors tend not to auction licenses, where the license would go to the highest bidder. Instead most licensors, particularly those concerned with the longevity of their characters, base the license granting decision more on the ability of the manufacturer to make the products, to sell the products, to manufacture quality products that enhance the value of the license and the licensor's reputation, to account accurately for the sales of products, and to pay royalties due on a timely basis. Also, most reputable licensors recognize the value of the relationship between the licensee and their customers, and realize the potential disruption that could occur by precipitously replacing licensees.

          The Company believes its relationship with its major licensors to be excellent, and believes that it will continue to be able to obtain from its existing licensors, and new licensors, the necessary licenses to maintain a competitive advantage in the marketplace. However, there is no guarantee that the Company will be able to obtain the licenses necessary to maintain a competitive advantage, and failure to obtain those licenses would adversely effect the sales of Janex Products.

          Since the Janex Division relies upon licensed characters as the primary method of differentiating its products from those of other companies, revenues tend to be a function of the general popularity of the characters licensed by the Company vis-a-via those characters licensed to competing companies. Further, the Janex Products account for the majority of the sales of the Company. (See "--Management's Discussion and Analysis or Plan of Operations). As a result, more traditional indicators of revenue stability such as the state of the economy, market share, financial strength and/or weakness of the company and historical growth rate offer limited insight as tools to predict future performance. Thus, the strength, or weakness, of the licenses held by the Company can be expected to a have a major influence on revenues and profitability, and over time it would not be unexpected for the Company to experience both significant upward and downward fluctuations in sales. These upward and downward swings in revenue associated with "fad" or "hit" licenses that generate tremendous sales volumes for short periods make the business of selling products that incorporate licensed fantasy characters extremely volatile, in comparison to businesses that do not sell products that incorporate licensed fantasy characters, and that do not sell products that are considered fads.

          The volatility of revenues and profits created as a result of the significant reliance on licensed characters by Janex Products is expected over time to reduce as Malibu Products increasingly contribute to the operations of the Company.


PATENTS, TRADEMARKS AND LICENSES

          For those products that can be patented, the Company normally takes the steps necessary to do so. However, the Company recognizes that patents are not totally effective in prohibiting competitors from producing similar products that could compete with those of the Company. Therefore, the Company does not rely heavily upon patent protection to maintain its competitive position. The Company believes that its growth, competitive position and success are dependent upon its right to use specific licensed characters and trademarks, its ability to develop and design unique products and packaging, its relationships with customers, and its relationship with contract manufacturers.

          The Company has entered into a number of license agreements for the use of licensed fantasy characters on its products. These license agreements typically run for two years, require a payment of royalties on sales of up to 16%, require royalty advances of up to $25,000, and in some instances have guaranteed royalties of up to $150,000. The following is a list of the current licensors to the Company and the characters licensed:

          - The Walt Disney Company for Mickey's Stuff for Kids, Pocahontas, The Hunchback of Notre Dame, Gargoyles and 101 Dalmatians/1/

          - Warner Bros. Corporation for Batman, Animaniacs, Looney Tunes and Free Willy/1/

          - Marvel Entertainment Group Inc. for Spiderman and X-Men/1/

          - Nelvana Marketing for Wild C.A.T.S./1/

          - New Line Cinema Corporation for The Mask/1/

          - Turner Home Entertainment, Inc. for Johnny Quest/1/

          - Bluebird Toys (UK) Limited for Polly Pockets/1/

          - UPA Productions of America for Godzilla/1/

          - Australian Broadcasting Corporation for Bananas in Pajamas/1/.

          In addition, the Company has entered into a number of license agreements for the use of product designs and for the rights to use certain trademarks. These license agreements typically run two to five years, require payment of royalties on sales of up to 6%, and require royalty advances of up to $15,000. See "Certain Relationships and Related Transactions".

__________________

          /1/ The respective licensors in each instance have registered, own and/or control the trademark, registered trademarks and/or copyright rights to the characters licensed and the characters, likenesses thereof, names, pictures, drawings and any other associations with those characters are used by the Company strictly under license from the respective licensor.

          As a result of the failure of the MicroTheatre products to be commercially viable, and the decision of Sega to not pursue the technology for further arcade game applications (see "--General Business Development"), the Company entered into negotiations with ADG to terminate the joint venture agreement and with Dentsu to terminate the license agreement. The joint venture agreement was terminated on February 28, 1994, and the Dentsu license agreement was terminated on October 17, 1994.

BACKLOG

          Shipment of the Company's products is anticipated to peak during the summer months period and, consequently it is expected that the Company's backlog will be at a maximum during June, July and August. If items are not in stock, delivery typically takes between one and three months. When items are in stock, items are normally shipped on the date upon which the customer has requested shipment.

          At December 31, 1994, the backlog of orders was approximately $1.8, and at December 31, 1995, the backlog of orders was approximately $1.0 million.

EMPLOYEES

          As of February 29, 1996, the Company had 7 full-time employees. The full-time employees were engaged as follows: one in accounting, one in administration and sales support, three in marketing and product development and two in general and sales management. The Company has never experienced a work stoppage and the Company believes that relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.


ITEM 2.     DESCRIPTION OF PROPERTY.

          The Company entered into a lease, effective April 1, 1994, for 2,202 square feet of office space in a multi-tenant high rise building located at 21700 Oxnard Street, Woodland Hills, California (the "Office"). The Company and the Landlord amended the lease, effective January 1, 1996, providing the Company with an additional 2,460 square feet of space adjacent to its current offices, and extended the expiration date of the lease to December 31, 2000. The Office is being leased from non-affiliated third parties under a non-cancelable lease. With this additional space, the Company believes the Office is sufficient for its existing activities and short term growth potential. Nevertheless, the provisions of the lease allow for its early termination anytime after March 31, 1997, provided that the Company enters into another lease with the landlord for a space of at least 6993 square feet in the same complex.

          With the acquisition of Malibu, the Company acquired the lease on 4,432 square feet of industrial warehouse space in a multi-tenant industrial complex located at 5312 Derry Avenue, Suite R & Q, Agoura Hills, California (the "Warehouse"). The lease expires on March 31, 1998. In December, 1995, the Company sublet the Warehouse for the remaining term of the lease. The rental income under the sublease is approximately equal to the rent the Company is obligated to pay.

ITEM 3.     LEGAL PROCEEDINGS.


SHAREHOLDER LITIGATION

          On February 17, 1993, a class action complaint was filed on behalf of shareholders of the Company against the Company, Mr. Steven C. Zuloff, former Chairman and Chief Executive Officer of the Company, Mr. Barry R. Benjamin, former President and Chief Financial Officer of the Company, David S. Benjamin, former Vice President of the Company, Deloitte and Touche, former auditors of the Company, and the underwriters of the Company's 1991 stock offering, by Kevin
J. O'Rourke and Patricia Ann O'Rourke in the United States District Court, Central District of California ("O'Rourke Suit"). On August 31, 1993, the Company moved to dismiss the original action. Prior to the Court ruling on the motion, on October 29, 1993, Plaintiffs amended and filed their First Amended Complaint.

          The Company filed a motion to dismiss the First Amended Complaint on December 3, 1993 and on May 24, 1994, the Court dismissed the suit. The Plaintiffs were ordered to submit, if they so choose, any amended complaint within 45 days. Plaintiffs filed their Second Amended Complaint, which is similar to the First Amended Complaint, but includes certain additional allegations in an effort to correct the defects in the First Amended Complaint.

          The Second Amended Complaint, like the First Amended Complaint, alleges violation of federal securities laws by the Defendants, in connection with the May 1991 public offering. As relief, the Plaintiffs are seeking to have the Court declare the action to be a proper class action, to have the Plaintiffs' certified as class representatives, to have the Plaintiffs' granted the right to tender or rescind their purchases of the Company's securities, and to have the Plaintiffs awarded unspecified damages.

          The Company is attempting to settle the O'Rourke Suit and the parties agreed upon the principle terms of a settlement which was to include payment by the Company of $75,000, of which $15,000 was to be in cash and the balance was to be any combination of cash and the Company's Common Stock. Additionally, the Company was to issue 200,000 warrants to acquire Common Stock, exercisable for a period of two years, at a price $.50 above the average of the closing bid and ask prices of the Common Stock on the trading day preceding the date of the signed definitive settlement agreement. However, due to regulatory complications, no final settlement has been reached. There can be no assurance that settlement will be reached. Additionally, if settlement is reached, the agreement will be subject to approval by the Court and the class. In the event no settlement is reached, the Company intends to vigorously defend itself, but there can be no assurance that the Company will be successful in defending the action.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1995.

                                    PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND
            RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF OUTSTANDING COMMON STOCK

          On October 16, 1989, the Common Stock began trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and has been quoted on NASDAQ since that date except for the period from June 7, 1990, to June 18, 1990. The following table sets forth the high and low bid prices for each fiscal quarter from January 1, 1994, through December 31, 1995, as reported by the National Association of Securities Dealers. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transaction.

Year Ended December 31, 1994                 High(1)            Low(1)
- ----------------------------                 -------            ------
First Quarter                                $2.44              $0.81
Second Quarter                               $2.50              $1.50
Third Quarter                                $3.06              $1.88
Fourth Quarter                               $5.25              $2.50
Year Ended December 31, 1995                 High               Low
- ----------------------------                 ----               ---
First Quarter                                $4.50              $2.00
Second Quarter                               $3.38              $1.75
Third Quarter                                $2.75              $1.50
Fourth Quarter                               $2.38              $1.13

(1) The closing price on NASDAQ on February 29, 1996, was $1.38 per share of Common Stock. As of February 29, 1996, the Company had approximately 860 shareholders of record.

DIVIDEND POLICY

          The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings, if any, in the foreseeable future, will be retained for development of the Company's business.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS
            OR PLAN OF OPERATION.

          The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

OVERVIEW

          From inception (July 1986) to June 1992, the Company developed and marketed a variety of consumer products that were sold by retailers of gift, novelty and educational items throughout the United States ("Gift Products"). In 1990, the Company expanded its product line with the introduction of the MicroTheatre Display Unit, which was intended for commercial markets. During 1991 and 1992, the Company had revenues from MicroTheatre related products of $3,580,000, primarily as a result of a contract with Sega Enterprises Ltd., which produced revenues of $3,000,000 from the licensing of a video game (the "Game") and the sale of certain optical system kits ("Kits"). However, the Game was not a commercial success, Sega did not purchase any Kits after the initial order, and advised the Company in December 1992, that it did not intend to purchase any additional Kits. At or about the same time, management had serious concerns regarding the market for the Company's products, since revenues from the Gift Products went from a high of $8,204,697 for the year ended September 30, 1989, to $2,636,411 for the year ended September 30, 1992, due to what management believed was the continuation of a downward trend in the demand for high-end novelty gift items. Accordingly, management changed the Company's product philosophy and focus, to that of producing functional children's products.

          In early 1993, the Company introduced a new line of functional children's products, under the brand name "Great Stuff." But, by June 1993, management realized that the Great Stuff product line was not gaining acceptance, and the Company began looking for other sources of revenue. In June 1993, the Company sought to obtain sales revenue by entering into a license and distribution agreement with Deco Disc Industries, Inc. ("Deco Disc"), which gave the Company the right to distribute to the Gift and Specialty retail markets a line of patented greeting cards and ornaments with "pop out" compact discs. However, when orders for the Deco Disc products did not materialize as expected, with total Deco Disc product orders totaling only about $190,000, management began searching for an acquisition and in October 1993, MJL Marketing, Inc. (now known as Janex Corporation) and its affiliate Pro Gains, a successful manufacturer and distributor of children's products which utilized fanciful licensed characters on their products, was acquired.

          The operating results of Pro Gains and Janex for the fiscal years 1992 and 1993 (prior to their acquisition by the Company) indicate that independently Pro Gains was profitable while Janex incurred losses. However, the two companies operated in tandem, with considerable interdependencies and combined they generated a profit. While subsequent to the acquisition, the Company's operations were restructured, Pro Gains and Janex continue to operate in tandem to achieve consolidated objectives, and by design, significant interdependencies continue to exist. Management measures their performance on a combined rather than an individual basis. Both companies sell their products primarily to customers in the United States. However, Pro Gains sells free on board (FOB) Hong Kong, on a letter of credit basis, while Janex sells FOB the Company's warehouse, in Baltimore, Maryland, on customary industry credit terms. It is normally the customer that determines the form of the transaction. Accordingly, consideration and comparison of those measurable standards of performance such as sales, operating profits and identifiable assets for these entities as if they were operating independently may not be meaningful.

          With the acquisition of Janex in October 1993, the Company ceased marketing the Great Stuff, Deco Disc and MicroTheatre product lines and focused entirely on marketing the Janex products. See "Business of Issuer--Products."

          By May of 1995 it became apparent that the order flow for 1995 was significantly behind that of 1994, and management became increasingly concerned about the Company's reliance on licensed product, given the volatility of the licensing business and the cost of acquiring licenses. See "Business of Issuer - Competition". Therefore the decision was made to investigate the possibility of adding other product lines, and to evaluate various acquisition opportunities that were presented to the Company for its consideration. As a result, on August 4, 1995, the Company acquired Malibu and its Hong Kong affiliate MFSI. See "Liquidity and Capital Resources". The two acquired companies operate in tandem similar to Janex and Pro Gains. Together they develop, manufacture (through subcontractors) and market toys and novelty gift items, selling primarily in the United States to mass merchant retailers, chain stores, and specialty stores, both FOB the Company's warehouse in Baltimore, Maryland, and FOB Hong Kong..


RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the relative percentage that certain income and expense items bear to net sales.

                                Year Ended     Year Ended
                               December 31,   December 31,
                                   1995           1994
                               -------------  -------------

Net sales                             100.0%         100.0%
Cost of sales                          56.8           54.6
                                     ------          -----
                                       43.2           45.4

Royalties                              13.3           10.3
Selling, general
  & administrative expenses            41.3           27.7
                                     ------          -----
Operating income (loss)               (11.4)           7.4

Other (expense)                        (0.4)          (1.9)
                                     ------          -----
Income (loss) before taxes            (11.8)           5.5

Income tax (expense)                   (0.4)          (0.2)
                                     ------          -----
Income (loss) before
  extraordinary item                  (12.2)           5.3

Extraordinary item                      0.0            3.7
                                     ------          -----
Net Income (loss)                     (12.2)%          9.0 %
                                     ========        =======

MATERIAL CHANGES IN RESULTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

          Sales for the year ended December 31, 1995, were $9,355,021, as compared to $13,109,165 for the year ended December 31, 1994, a decrease of $3,754,144 or 28.6%. The net loss for the year ended December 31, 1995, was $1,137,822, or $0.23 per share on a fully diluted basis, as compared to net income of $1,186,738 for the year ended December 31, 1994, or net income of $0.24 per share, on a fully diluted basis.

          Sales during the year ended December 31, 1995, were primarily from shipment of products incorporating characters licensed from The Walt Disney Company, which generated sales of $3,774,000, or 40% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., which generated sales of $2,822,000, or 30% of total sales. This compares to sales during the year ended December 31, 1994, when licenses from The Walt Disney Company generated sales of $4,154,000, or 31% of total sales, and licenses from Warner Bros. generated $512,000, or 4% of total sales.

          The major cause for the decrease in sales during the year ended December 31, 1995, was the decrease in sales of product based on the Mighty Morphin Power Rangers license ("Power Rangers"). Power Rangers product, which accounted for 54% of total sales, or $7,386,000 in 1994, only generated 11% of total sales, or $1,081,000, in 1995, reflecting a dramatic decrease in the demand for Power Rangers merchandise. None of the Company's new licenses for 1995 generated enough revenue to replace the decrease in sales of Power Rangers products.

          Sales for Janex and Malibu ("Domestic Sales") for the year ended December 31, 1995, were $1,792,577, or 19% of sales, and sales for Pro Gains and MFSI ("FOB Hong Kong") for the year ended December 31, 1995, were $7,562,444, or 81% of sales. This compares to Domestic Sales for the year ended December 31, 1994, of $3,565,449, or 27% of total sales, and FOB Hong Kong sales for the year ended December 31, 1994, of $9,380,646 or 72% of total sales. Since Janex and Pro Gains, and Malibu and MFSI, operate in tandem as two profit centers, the net profit of each entity viewed alone would not be meaningful. In general, products sold by Janex and Malibu generate a slightly greater gross profit than those sold by Pro Gains and MFSI to compensate for the higher costs of servicing domestic business, including the costs of carrying inventory, and the costs of carrying trade receivables. While management does not anticipate any major change in the percentages of total sales generated from Domestic Sales and FOB Hong Kong shipments, it is the customer that ultimately decides whether the goods are shipped FOB a United States warehouse, or FOB Hong Kong.

          Sales for the year ended December 31, 1995, include $493,406 of sales, or 5.3% of total sales, generated by the recently acquired Malibu and MFSI.

          Gross profit was 43.2% for the year ended December 31, 1995, as compared to 45.4% for the year ended December 31, 1994. Management sets prices on most products to achieve a gross profit of between 45% and 50%. The 1995 gross profit was negatively affected by the write down of inventories of approximately $73,000 during the year, and by the sales of product during the year of approximately $130,000 at or below cost. In addition, gross profit generated on sales of Malibu Products was 35%, well below the target rate set for the Company overall. Management believes that the gross profit on the Malibu Products will improve as a result of changes being made in the design of the products, and the factories that produce those products. Gross profits are expected to be in the 45% to 50% range in 1996.

          Royalty expense was $1,239,656 for the year ended December 31, 1995, or 13.3% of sales, as compared to royalties of $1,345,625 for the year ended December 31, 1994, which was 10.3% of sales. The increase in royalties as a percentage of sales is a result of increased royalty rates being charged by major licensors, royalties payable to licensing consultants, and royalties payable on product designs incorporated in the Company's products. Royalty expense for the year ended December 31, 1995, includes a reserve of $122,500 against royalty advances made on contracts under which management expects to generate insufficient product sales to recoup those advances. Most of the Company's products, when sold, will require payment of royalties ranging from 12% to 20% of the selling price.

          Selling, general and administrative ("SG&A") expenses were $3,859,527, or 41.3% of sales, for the year ended December 31, 1995, as compared to $3,663,354, or 27.7% of sales, for the year ended December 31, 1994. SG&A expenses increased as a percentage of sales due to the significant decrease in sales volume in 1995 over that of 1994, with no corresponding decrease in SG&A. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the year ended December 31, 1995, was $2,866,982, approximately $535,692, or 23%, greater than in 1994. SG&A increased during 1995 primarily as a result of increases in payroll costs of 18.4%, or $161,489, increases in travel and accommodation costs of $46.4%, or $56,436, increases in depreciation of 16.6%, or $66,104, increases in product development costs of 131.8%, or $248,581 and increases in communication costs of 40.9%, or $36,621. These increases were offset by decreases in occupancy costs of 37.3%, or $43,693, and decreases in professional fees & investor relations of 20.4%, or $44,359. Product development costs for 1995 included a reserve of $105,000 against product development costs associated with licenses under which management expects to generate insufficient sales to recover the cost of those product development costs.

          The variable selling cost component of SG&A was $992,545 for the year ended December 31, 1995, or 10.6% of sales, compared to $1,302,064 for the year ended December 31, 1994, which was 9.9% of sales. Variable selling costs include sales representative's commission, agent's commission, freight, product liability insurance, testing fees and other charges that vary directly with sales volume. Management expects variable selling costs to be between 10% and 12% of sales. Variable selling costs were slightly higher in 1995 as compared to 1994 as a result of a slight increase in the cost of local transportation charges in Hong Kong for moving customer orders from the factory to the delivery point, and as a result of an increase in the fee being charged by the Company's Hong Kong agent.

          During the year ended December 31, 1994, a charge against earnings of $79,839 was recorded, relating to the foreign exchange loss on the Company's license fee obligation, payable in Japanese yen. On October 17, 1994, the Company and Dentsu entered into a Settlement Agreement, which eliminated the license fee obligation. As a result of the settlement, the Company recorded an Extraordinary Gain on Extinguishment of Debt of $489,335 during the year ended December 31, 1994. See "Liquidity and Capital Resources" and "Description of Business - Business Development." As the obligation was eliminated in 1994, there was no corresponding foreign exchange loss or gain recorded in 1995.

          Interest expense for the year ended December 31, 1995, was $89,429, as compared to $207,270 for the year ended December 31, 1994, a decrease of $117,841 or 56.6%. The decrease was primarily attributable to a decrease in the imputed interest charges of $28,222 on the Long-Term Stockholder Notes Payable, and a reduction in the use of the Company's credit facilities to finance operations during peak business periods as a result of the overall decrease in sales during the year.

          During 1995 the Company recorded income tax expense of $36,909, compared to income tax expense in 1994 of $27,629. The Company does not expect there to be any income tax liability for 1995, as the

Company suffered a net loss. The income tax expense relates to income tax paid primarily on state tax returns that was not provided for in the income tax provision in 1994. The Company did not accrue a United States tax liability in 1994 as a result of the substantial federal income tax loss carry forwards available to the Company to offset future income. The income tax recorded in 1994 relates primarily to Hong Kong income taxes on the profits of Pro Gains.


SEASONALITY AND QUARTERLY FLUCTUATIONS

          The Company's business follows closely that of other companies with children oriented product lines, which tend to generate the greater part of both sales and profits during the Christmas selling season. The Company expects that sales will be higher in the third and fourth quarters of the year, as compared to the first and second quarters of the year, with over 75% of shipping expected to take place between April and September.


LIQUIDITY AND CAPITAL RESOURCES


          The Company had negative cash flow from operating activities of $690,506 for the year ended December 31, 1995, compared to a positive cash flow in 1994 of $1,196,539. The $1,887,045 difference between the 1995 cash flow and the 1994 cash flow from operating activities resulted primarily from a decrease in net income of $2,324,560. Accounts receivable decreased by $405,671, and accounts payable and accrued expenses decreased by $646,349, as a consequence of the drop in revenues between 1994 and 1995. Inventories increased by $201,134 primarily as a result of the acquisition of Malibu, and amortization and deprecation increased by $320,417 primarily as a result of the Company's increased investment in tooling and product development costs.

          The Company used $857,418 in investing activities for the year ended December 31, 1995, compared to using $568,456 in 1994. The increase in cash used in investing activities relates primarily to increases in expenditures to build tools and molds and to develop new products. During the year ended December 31, 1995, the Company invested $453,118 in additions to property, plant and equipment, of which approximately $424,000 was for tooling for new products, and the Company invested $349,403 in product development costs. During 1994 the Company made comparable investments of $259,459 in property, plant and equipment, of which approximately $233,000 was for tooling for new products, and the Company invested $300,313 in product development costs.

          The Company generated $1,259,467 from financing activities during the year ended December 31, 1995, compared to reducing financing by $199,400 during 1994. The cash generated from financing activities came primarily from an increase in bank debt of $751,425, a private loan transaction of $500,000, and proceeds from the exercise of warrants of $147,200, offset by a reduction in stockholder notes payable of $139,158.

          The Company assesses liquidity based upon its ability to provide adequate sources of funds to meet foreseeable cash requirements. The Company believes its existing cash balance together with its lines of credit and cash flow from operations will not be sufficient to meet its financing requirements during the next twelve months. Early forecasts for 1996 showed that in order to meet desired manufacturing and shipping objectives the Company could suffer a cash shortfall of as much as $1.0 million during 1996. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital. The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern.

          As a result of the projected shortfall, on December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. If the loan is not fully paid by October 1, 1996, the remaining balance becomes immediately due and payable. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate per annum.

          Further, the Company, at its option, may avail itself of the privilege of borrowing up to $300,000 from its Hong Kong agent, as agreed upon between the Company and the Agent in an Agency Agreement dated October 23, 1995, provided the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Under the Agreement, the Agent will advance the Company's Hong Kong subsidiaries, Pro Gain and MFSI, up to $300,000 for the payment of product development and tooling costs, to be repaid from collections of customer invoices at the rate of 5% of the invoice amount, on goods shipped FOB Hong Kong, between May 1 and December 31. Any balance remaining unpaid at December 31 would be due and payable by January 15. This credit facility bears interest at the rate of 2% above the Hong Kong Prime Rate per annum. Under the Agreement, the Agent retains ownership of all tooling paid for with the credit facility, until the credit facility is repaid. The credit facility is available in each year that the Agreement is in effect, and the Agreement's initial term was for a period of two years. On March 22, 1996, the Company opened the stand-by letter of credit to the Agent.

          The Company is currently seeking suitable funding arrangements to meet the balance of its anticipated shortfall. The Company has held, and is holding, ongoing discussions with banks and other financing sources in its efforts to cover its projected working capital deficiency. Another option available to the Company would be a private placement of the Company's stock. There can be no assurance that such financing will be available should it be necessary. If the Company is unable to obtain adequate additional financing, management will be required to curtail the operations of the Company.

          The Company had a $1,000,000 line of credit with a bank, pursuant to a loan agreement which expires on May 3, 1996. Loans from the credit line bear interest at 9.50% as of December 31, 1995. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company, including accounts receivable and inventory. The certificate of deposit has a 5.65% yield. There was $751,425 outstanding under the line of credit at December 31, 1995. The loan agreement provided that the Company must maintain a tangible net worth of at least $1,525,000 and an annual profit after tax of $500,000. At December 31, 1995, the Company was in breach of both of these covenants. Accordingly, in January the bank advised the Company that it would not make any further advances under the line. On March 20, 1996, the Company signed amended loan documents reducing the amount available under the line to $500,000, and providing the Company the ability to utilize the line to issue up to $100,000 of stand-by letters of credit. As a result, the bank waived both of the covenant violations under the original loan agreement.

          In January 1995, a Hong Kong bank approved a line of credit for the Company's subsidiary, Pro Gains, which allowed Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line was tailored to match the Company's selling season. From May to November the credit line was HK$10,000,000 (US$1,300,000) and from December to April the line was HK$2,000,000 (US$260,000). The credit line was secured by a $100,000 term deposit with the bank. Janex International, Inc. issued a guarantee to the Hong Kong bank in the full amount of the line. In January 1996, the Company paid down the entire line of credit and made a decision not to renew the term deposit which effectively canceled the line of credit. The Company, with the help of its Hong Kong agent, is attempting to negotiate a new line of credit without the cash collateral requirement.

          Under the terms of the stock purchase agreement for the acquisition of Janex, the Company is obligated to pay $1,000,000 in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760 being the present value of the future payments under the obligation discounted at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company is obligated to pay the note holders interest on the deferred payments at the rate of nine percent (9%) per annum from December 31, 1995, through to the date of payment. The Company intends to fund all future payments due under the $1,000,000 note from its cash reserves or borrowings, and/or the revenues generated from operations.

          On or about May 17, 1994, in connection with a private placement, the Company raised $494,100. Under the private placement the Company issued 270,000 Units of its securities, each unit consisting of one share of common stock and a warrant to acquire one share of Common Stock for every two Units purchased. The purchase price for the Units was $1.83 per unit. The warrants have an exercise price of $3.25, and are exercisable after two years. See "Certain Relationships and Related Transactions." In addition, the Company received $135,000 from an option holder pursuant to the holder's election to exercise options to purchase 115,000 shares of common stock.

          On October 17, 1994, the Company entered into a Settlement Agreement and General Release with Dentsu to terminate the agreement under which a subsidiary of the Company, With Design in Mind, had licensed from Dentsu the MicroTheatre technology. Under the terms of the Settlement Agreement, the Company paid to Dentsu $75,000 in cash, and issued to Dentsu 50,000 shares of the Company's restricted common stock, with certain registration rights, in full settlement of all obligations relating to the license, which at the date of settlement totaled approximately 68,000,000 yen (approximately US$700,000).

          On August 4, 1995, the Company acquired all of the outstanding stock of Malibu, a California corporation, and its affiliated Hong Kong company, MFSI. Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former owners of the acquired companies, and paid $50,000 at the closing. In addition, the former shareholders of Malibu are entitled to an earn-out based on the future performance of Malibu and MFSI. See "Description of Business - Business Development". The combined companies did not generate the level of sales required in 1995 to trigger payments under the Malibu Earn-out provision.

          During the year ended December 31, 1995, the Company received $147,200 from a warrant holder pursuant to the warrant holder exercising warrants to purchase 230,000 shares of the Company's Common Stock.

          As of December 31, 1995, the Company had cash and certificates of deposit of $1,283,564, working capital of $71,610 and a current ratio of 1.03-to-1. This compares to cash of $1,572,021, working capital of $1,450,853 and a current ratio of 1.99-to-1 as of December 31, 1994. The Company had, at December 31, 1995, consolidated stockholders' equity of $2,872,647, as compared to consolidated stockholders' equity at December 31, 1994, of $3,534,769.

          As of December 31, 1995, the Company has significant amounts of net operating loss carry forwards and other temporary differences which result in deferred tax assets. It is not possible at this time to determine that the realization of the deferred tax assets is more likely than not; accordingly, a valuation reserve has been established for the full amount.


SUBSEQUENT EVENTS

          Under the terms of the June 30, 1993, warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's Common Stock (the "Warrant Agreement") the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable (See - "Overview"). Deco Disc threatened to sue the Company claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights, at a price of $0.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement.


NEW ACCOUNTING STANDARDS


          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

          Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

LEGAL PROCEEDINGS

          The Company is a defendant in a class action complaint filed on February 17, 1993. The Company agreed to the principal terms of a settlement, however, due to regulatory complications, no final settlement has been reached. There can be no assurance that settlement will be reached. Additionally, if settlement is reached, the agreement will be subject to approval by the Court and the class. In the event no settlement is reached, the Company intends to vigorously defend itself, but there can be no assurance that the Company will be successful in defending the action. See "Item 3. Legal Proceedings" and "Note
13 - Commitments and Contingencies: Legal Proceedings, to the Consolidated Financial Statements".


INFLATION

          Management believes that inflation has not had a significant impact on the Company's costs and profits during the past two years.

ITEM 7.     FINANCIAL STATEMENTS.

                                                                      Page
                                                                     Number
                                                                     ------
          INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORTS            26

          CONSOLIDATED FINANCIAL STATEMENTS:

               Balance Sheet as of December 31, 1995                   28

               Statements of Operations for the years ended
               December 31, 1995 and December 31, 1994                 29

               Statement of Changes in Stockholders' Equity for the
               years ended December 31, 1995 and December 31, 1994     30

               Statements of Cash Flows for the years ended
               December 31, 1995 and December 31, 1994                 31

          NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS               33


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Janex International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Janex International, Inc. as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. We have also audited the schedule for the year ended December 31, 1995 listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janex International, Inc. as of December 31, 1995, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule for the year ended December 31, 1995 presents fairly, in all material respects, the information set forth therein.

The accompanying consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows and decreases in working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements and schedule do not include any adjustments that might result from the outcome of this uncertainty.


                                                            BDO SEIDMAN, LLP
Los Angeles, California
February 23, 1996

          Board of Directors
          Janex International, Inc.
          Woodland Hills, California

                                INDEPENDENT AUDITOR'S REPORT

          We have audited the accompanying consolidated Janex International, Inc. statements of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated Janex International, Inc. results of their operations and their cash flows for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

          As discussed in Note 10 to the financial statements, the Company is a defendant in a class action lawsuit. The ultimate outcome of this action cannot presently be determined. The Company has accrued an estimate of certain amounts which it may incur in connection with the final resolution of the dispute.

          KELLOGG & ANDERSON
          ACCOUNTANCY CORPORATION



          Sherman Oaks, California
          February 17, 1995

                           JANEX INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEET

                                                              December 31,
                                                                  1995
                                                              -------------
ASSETS (NOTES 7 AND 8)
CURRENT ASSETS
 Cash and cash equivalents                                     $   783,564
 Certificate of deposit                                            500,000
 Accounts receivable, net of allowance of $210,116                 494,987
 Inventories (Note 2)                                              605,623
 Prepaid royalties                                                 119,995
 Other current assets                                              143,761
                                                               -----------

Total current assets                                             2,647,930

PROPERTY AND EQUIPMENT, NET (Note 4)                               359,674
INTANGIBLE ASSETS, NET (Note 6)                                  2,245,352
PRODUCT DEVELOPMENT COSTS, NET (Note 5)                            184,026
OTHER ASSETS                                                        11,985
                                                               -----------

                                                               $ 5,448,967
                                                               ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Loan payable - bank (Note 7)                                  $   751,425
 Stockholder notes payable (Note 8)                                458,760
 Accounts payable                                                  355,834
 Accrued expenses (Note 9)                                         503,715
 Note payable (Note 10)                                            500,000
 Income taxes payable (Note 11)                                      6,586
                                                               -----------

Total current liabilities                                        2,576,320
                                                               -----------

COMMITMENTS AND CONTINGENCIES (note 13)

STOCKHOLDERS' EQUITY (Note 12):
 Class A convertible preferred stock, no par value,
  5,000,000 shares authorized; none issued and outstanding               -
 Common stock, no par value; 20,000,000 shares authorized;
  5,046,721 shares issued and outstanding                       11,054,816
 Accumulated deficit                                            (8,182,169)
                                                               -----------

Total stockholders' equity                                       2,872,647
                                                               -----------

                                                               $ 5,448,967
                                                               ===========

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Years ended December 31,
                                                          --------------------------
                                                              1995          1994
                                                          ------------  ------------

NET SALES                                                $  9,355,021   $13,109,165
                                                           ----------    ----------

COSTS AND EXPENSES
 Cost of sales                                              5,315,659     7,156,903
 Selling, general and administrative (Note 16)              3,859,527     3,633,354
 Royalty expense                                            1,239,656     1,345,625
                                                           ----------    ----------

Total cost and expenses                                    10,414,842    12,135,882
                                                           ----------    ----------

OPERATING INCOME (LOSS)                                   (1,059,821)       973,283
                                                           ----------    ----------

OTHER INCOME (EXPENSE)
 Interest income                                               53,300        39,937
 Interest expense                                            (89,429)     (207,270)
 Foreign exchange loss (Notes 2 and 15)                       (4,963)      (82,941)
 Gain on disposal of fixed assets (Note 4)                          -         2,023
                                                           ----------    ----------

Total other income (expense)                                 (41,092)     (248,251)
                                                           ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                         (1,100,913)       725,032

INCOME TAX PROVISION (note 11)                                 36,909        27,629
                                                           ----------    ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS                  (1,137,822)       697,403

EXTRAORDINARY GAIN FROM EXTINGUISHMENT OF
 DEBT, net of applicable income taxes (Note 15)                     -       489,335
                                                           ----------    ----------

NET INCOME (LOSS)                                        $(1,137,822)   $ 1,186,738
                                                          ===========    ==========

INCOME (LOSS) PER COMMON SHARE
 Primary
  Before extraordinary item                              $     (0.23)   $      0.15
  Extraordinary item                                                -          0.10
                                                           ----------    ----------

   Total                                                 $     (0.23)   $      0.25
                                                           ==========    ==========

 Weighted average number of primary shares outstanding      4,860,447     4,804,698
                                                           ==========    ==========

 Fully diluted
  Before extraordinary item                              $      (0.23)  $      0.14
  Extraordinary item                                                -          0.10
                                                           ----------    ----------

   Total                                                 $      (0.23)  $      0.24
                                                           ==========    ==========

 Weighted average number of fully diluted
  shares outstanding                                        4,860,447     4,904,540
                                                           ==========    ==========

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1995 AND 1994



                                                                               Total
                                     Common Stock          (Accumulated    Stockholders'
                               -------------------------
                                 Shares         Amount       Deficit)         Equity
                               ----------    -----------   ------------     -----------
BALANCE
 at December 31, 1993           4,256,721    $ 9,806,266   $(8,231,085)     $ 1,575,181

Issuance of common stock          270,000        494,100             -          494,100

Issuance of common stock
 due to exercise of options       115,000        135,000             -          135,000

Issuance of common stock
 in extinguishment of debt         50,000        143,750             -          143,750

Net income                              -              -     1,186,738        1,186,738
                                ---------    -----------   -----------      -----------

BALANCE
 at December 31, 1994           4,691,721     10,579,116    (7,044,347)       3,534,769

Issuance of common stock
 due to exercise of warrants      230,000        147,200             -          147,200

Acquisition of Malibu
 and MFSI                         125,000        328,500             -          328,500

Net loss                                -              -    (1,137,822)      (1,137,822)
                                ---------    -----------   -----------      -----------

BALANCE
 at December 31, 1995           5,046,721    $11,054,816   $(8,182,169)     $ 2,872,647
                                =========    ===========   ===========      ===========


          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                Years ended December 31,
                                                               -----------------------------
                                                                   1995             1994
                                                               -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                              $(1,137,822)      $1,186,738
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Provision for losses on accounts receivable                       61,903          118,657
   Amortization of licensing relationships,
    trademarks and goodwill (Note 6)                                193,367          170,473
   Amortization of product development costs                        415,207          160,753
   Depreciation                                                     270,947          227,878
   Unrealized foreign exchange losses                                 4,963                -
   Imputed interest on licensing fee obligation (Note 15)                 -           67,077
   Gain on settlement of license fee obligation                           -         (489,335)
   Foreign exchange loss from licensing fee
    obligation (Note 15)                                                  -           79,839
   Loss on sale/retirement of property and
    equipment                                                             -           (2,023)
   Changes in assets and liabilities, net of effects from
   purchase of Malibu and MFSI (Note 1):
    Increase (decrease) from changes in:
     Accounts receivable                                            405,671         (322,420)
     Inventories                                                   (201,134)        (132,900)
     Prepaid royalty                                                 17,910          (88,190)
     Prepaids and other assets                                      (49,612)          14,320
     Accounts payable                                              (330,395)          65,432
     Accrued expenses                                              (318,954)         287,397
     Checks issued in excess of funds on deposit                          -          (63,485)
     Accrued restructuring and other charges (Note 13)                    -          (20,996)
     Income tax payable                                             (22,557)         (62,676)
                                                                -----------       ----------

Net cash provided by (used in) operating activities                (690,506)       1,196,539
                                                                -----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Additions to property and equipment                               (453,118)        (259,452)
 Proceeds from sale of assets                                             -           14,330
 Proceeds from certificate of deposit                                     -          500,000
 Purchase of certificate of deposit                                       -         (500,000)
 Additions to intangible assets                                           -          (23,021)
 Additions to product development costs                            (349,403)        (300,313)
 Payment for purchase of Malibu and MFSI,
  net of cash acquired (Note 1)                                     (54,897)               -
                                                                -----------       ----------

Net cash used in investing activities                              (857,418)        (568,456)
                                                                -----------       ----------

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                          Years ended December 31,
                                                        -----------------------------
                                                            1995             1994
                                                        ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from bank loan                                    751,425          150,000
 Proceeds from note payable                                 500,000                -
 Payment of bank loan                                             -         (500,000)
 Issuance of stockholder note receivable                          -          (10,000)
 Payment of stockholder note payable                       (139,158)        (393,540)
 Payments under licensing agreement                               -          (75,000)
 Proceeds from exercise of warrants in 1995 and
  common stock options in 1994                              147,200          135,000
 Proceeds from issuance of common stock                           -          494,100
                                                         ----------       ----------

Net cash provided by (used in) financing activities       1,259,467         (199,440)
                                                         ----------       ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS       (288,457)         428,643

CASH AND CASH EQUIVALENTS, at beginning of period         1,072,021          643,378
                                                         ----------       ----------

CASH AND CASH EQUIVALENTS, at end of period              $  783,564       $1,072,021
                                                         ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest                                               $   68,216       $  129,508
  Income tax                                                 59,466           22,098
                                                         ==========       ==========

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 In August 1995, the Company issued 125,000 shares of common stock for $328,500 to acquire all of the outstanding stock of Malibu Fun Stuffed and its related company Malibu Fun Stuffed International Limited. The Company allocated the excess of the purchase price over the net assets of the acquired companies of $422,220 to goodwill.

 On October 17, 1994, the Company settled its licensing fee obligation (Note 15) of $709,798. As part of the settlement the Company paid cash of $75,000, issued 50,000 shares of common stock with fair market value of approximately $143,750 and recognized a net gain on settlement of $489,335.


          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Janex International, Inc. (the "Company") was incorporated in Colorado on July 28, 1986 and is the parent corporation of With Design in Mind ("WDIM"), a California corporation, Janex Corporation ("Janex"), a New Jersey corporation, and Malibu Fun Stuffed ("Malibu"), a California corporation, all wholly-owned subsidiaries. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited ("Pro Gains"), a Hong Kong corporation, owned 50% by Janex International, Inc., and 50% by Janex. Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation, is owned 99% by Malibu and 1% by Janex International, Inc. As used in the report, the term "the Company" refers to Janex International, Inc. and its subsidiaries, unless the context indicates otherwise.

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu, a California corporation, and its then affiliated Hong Kong company, MFSI.
Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former stockholder of the acquired companies, and paid $50,000 cash. The Company recorded the acquisition using the purchase method of accounting. Under this method, the allocation of the purchase price to Malibu's and MFSI's assets and liabilities is required to reflect fair value. The Company allocated the excess of purchase price over net assets acquired to goodwill (see Note 6). In addition, the former stockholders of Malibu and MFSI are entitled to an earn-out based on future performance of Malibu and MFSI. The results of operations of Malibu and MFSI are not material in relation to the Company.

The Company's business is conducted primarily through its subsidiaries, Janex, Pro Gains, Malibu and MFSI. The Company's business consists mainly of developing, manufacturing (through subcontractors), marketing and selling toys and functional children's products ("Children's Products"). These products include 1) coin and gumball banks, flashlights and battery operated toothbrushes marketed under the brand name "Janex" and 2) plush, dolls, video sets and children's watches marketed under the brand name "Malibu Fun Stuffed!", all of which retail for prices between $3 and $40. The Children's Products are manufactured to the Company's specifications by manufacturers based in Macau, China and the United States and sold nationwide to mass merchant retailers, toy specialty stores, department stores and gift shops, through a network of independent sales representative firms.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the operations of the Company, its wholly owned subsidiaries, WDIM, Janex, Pro Gains, Malibu and MFSI. Hologram Ventures, a joint venture in which the Company owned a 50% interest, was dissolved in February 1994.

Hologram Ventures had no activity for the year ended December 31, 1994. The results of operations for Malibu and MFSI have been included in the accompanying statements of operations for the period from the acquisition date of August 4, 1995 through December 31, 1995. All significant intercompany accounts and balances have been eliminated in consolidation.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product, with appropriate allowance made for estimated returns and uncollectible accounts.

INVENTORIES

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined on various methods which approximate the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line and accelerated methods over the estimated useful lives of the related assets, principally 2 to 5 years for molds, machinery and equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

Maintenance and repairs are charged to expenses as incurred. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is credited or charged to income.

INTANGIBLE ASSETS

Intangible assets resulting from business acquisitions, consist of cost in excess of net assets (goodwill) of subsidiaries acquired, licensing relationships and trademarks. Goodwill is being amortized on a straight-line basis over the period of expected benefit of 10 to 20 years. Licensing relations and trademarks are being amortized over 9 to 15 years using the straight-line method. Management has a policy to review goodwill and other productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

PRODUCT DEVELOPMENT COSTS

Product development costs consist of product design and development (through subcontractors) for the various toys and children's products the Company sells. The designs are stated at their net realizable value and amortized on a straight-line basis over a 1 to 2 year period. Such costs are periodically reviewed each year based on management's estimates of sales of related products. Product development costs are written off when management believes they provide no future benefit.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables.

The Company maintains cash and cash equivalents in short-term investments with various financial institutions. These financial institutions are located in the United States and Hong Kong. The Company performs periodic evaluations of the financial situation of these institutions, as part of the Company's investment strategy.

The Company's two largest customers totaled approximately 50% and 41% of net sales in 1995 and 1994 and 18% and 34% of accounts receivable at December 31, 1995 and 1994 (see Note 14). The loss of either of these major customers could have a material adverse effect on the results of the Company's operations. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral to support customer receivables.

ROYALTIES

Royalties due to licensors are generally provided for based upon a negotiated percentage of underlying net sales and are frequently subject to a minimum guaranteed royalty obligation. Prepaid royalties are recouped against royalties accrued on the sale of licensed products.

PRODUCT WARRANTY

Estimated warranty costs are provided for at the time of sale of the warranted products.

FOREIGN CURRENCIES

All balance sheet accounts of Pro Gains and MFSI are translated at the current exchange rate at balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant, are recorded as a separate component of stockholders' equity.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares of common stock outstanding and common stock equivalents (common stock options and warrants), when dilutive.

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain 1994 amounts were reclassified to conform with 1995 presentation.

NEW ACCOUNTING STANDARDS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) issued by the Financial Accounting Standards Board (FASB) is effective for financial statements for fiscal years beginning after December 15, 1995. The new standard establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The Company does not expect adoption to have a material effect on its financial position or results of operations.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) issued by the Financial Accounting Standards Board (FASB) is effective for specific transactions entered into after December 15, 1995, while the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning no later than December 15, 1995. The new standard establishes a fair value method of accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company does not expect adoption to have a material effect on its financial position or results of operations. At the present time, the Company has not determined if it will change its accounting policy for stock based compensation or only provide the required financial statement disclosures. As such, the impact on the Company's financial position and results of operations is currently unknown.

NOTE 3 - GOING CONCERN

The Company has suffered losses from operations in two out of the last three years, has a net loss of $1,137,822 and negative cash flow of $288,457 for the year ended December 31, 1995. Also, at December 31, 1995, the Company's working capital position had decreased to $71,610. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 3 - GOING CONCERN  (Continued)

The Company has been able to continue in operation through the financial support provided by a combination of both debt and equity financing. Continued operations depend upon the Company continuing to obtain financing for its activities. Management's plan for the Company includes raising additional working capital through debt and/or equity financing until profitable operations and positive cash flow are achieved and maintained, which management believes are in the near future. However, no assurances can be given that the Company will be successful in raising additional capital. Further, should the Company be successful in raising additional capital, there is no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the operations of the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1995:

   Leasehold improvements                                         $     2,506
   Equipment and furniture                                            128,035
   Molds                                                            1,155,294
                                                                   ----------

                                                                    1,285,835
   Accumulated depreciation                                          (926,161)
                                                                   ----------

                                                                  $   359,674
                                                                   ==========

NOTE 5 - PRODUCT DEVELOPMENT COSTS

Product development costs consisted of the following at December 31, 1995:

   Product development costs                                      $   598,752
   Accumulated amortization and reserve                              (414,726)
                                                                   ----------

                                                                  $   184,026
                                                                   ==========


The Company has established a reserve for unproductive development costs of $105,000.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 1995:

   Licensing relationships                                        $   795,014
   Trademarks                                                         385,129
   Goodwill                                                         1,459,724
                                                                   ----------

                                                                    2,639,867
   Accumulated amortization                                          (394,515)
                                                                   ----------

                                                                  $ 2,245,352
                                                                   ==========

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 7 - LOAN PAYABLE - BANK

The Company has a $1,000,000 line of credit with a Bank, pursuant to a loan agreement which has a maturity date of May 3, 1996. The maximum amount available under the line of credit is reduced by advances against the line for working capital purposes. Loans from the credit line bear interest at prime (8.5% at December 31, 1995) plus 1%. The line of credit is secured by the Company's assets including all accounts receivable and inventory plus a $500,000 certificate of deposit purchased from the bank. The certificate of deposit has a yield rate of 5.65%. The outstanding borrowings under the line of credit as of December 31, 1995 were $751,425.

The loan agreement provided that the Company must maintain a tangible net worth of at least $1,525,000 and an annual profit after tax of $500,000. At December 31, 1995, the Company was in breach of both of these covenants. Accordingly, in January the bank advised the Company that it would not make any further advances under the line. On March 20, 1996, the Company signed amended loan documents reducing the amount available under the line to $500,000, and providing the Company the ability to utilize the line to issue up to $100,000 of stand-by letters of credit. As a result, the bank waived both of the covenant violations under the original loan agreement.

The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit is tailored to match the Company's selling season. From May to November the credit line is HK$10,000,000 (US$1,300,000) and from December to April the line is HK$2,000,000 (US$260,000). The credit line is secured by a $100,000 term deposit with the bank. Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At December 31, 1995, the Company had advances under this line for discounted letters of credit of $26,425. As the line is paid down when the bank collects on the customer's letters of credit, the cash advances under the line are treated as reductions in accounts receivable. In January 1996, the Company paid down the entire line of credit and made a decision not to renew the term deposit which effectively canceled the line of credit. The Company is attempting to negotiate a new line of credit without the cash collateral requirement.

NOTE 8 - STOCKHOLDER NOTES PAYABLE

The notes payable to stockholders as of December 31, 1995 are payable in semi-annual installments of $166,666. On December 29, 1995, the stockholders agreed to defer the December 31, 1995 installment to June 30, 1996. The notes have an imputed interest of 9%, are secured by certain assets of the Company, and mature on December 31, 1996. The outstanding balance as of December 31, 1995 is $458,760 which is classified as current.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 1995:


   Accrued royalties                                                 $211,731
   Accrued commissions                                                 57,042
   Accrued restructuring and other charges                            118,392
   Other accrued expenses                                             116,550
                                                                     --------

                                                                     $503,715
                                                                     ========

NOTE 10 - NOTE PAYABLE

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. If the loan is not fully paid by October 1, 1996, the remaining balance becomes immediately due and payable. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate (8.5% at December 31, 1995) per annum.


NOTE 11 - INCOME TAXES

The income tax provision, all of which is current, consists of the following for the years ended December 31, 1995 and 1994:

                                                   Years ended December 31,
                                                   ------------------------
                                                     1995           1994
                                                   ------------------------
   Current
     Federal                                       $      -       $      -
     State                                           33,790          2,413
     Foreign                                          3,119         25,216
                                                    -------        -------

     Income tax provision                          $ 36,909       $ 27,629
                                                    =======        =======

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 11 - INCOME TAXES  (Continued)

The Company's total deferred tax assets and deferred tax asset valuation allowance at December 31, 1995 are as follows:

  Deferred tax assets:
     Provision for losses on accounts receivable                    $   86,148
     Prepaid royalty                                                    50,225
     Product development costs                                          43,050
     Depreciation and amortization                                      77,407
     Inventory capitalization                                           39,729
     Unrealized foreign exchange loss                                    2,035
     State income taxes                                                  6,151
     Net operating loss carryforward                                 2,653,579
                                                                    ----------

   Total deferred tax assets                                         2,958,324
                                                                    ----------

   Deferred tax liability:
     Income from controlled foreign corporation under Subpart F        (22,535)
                                                                    ----------

   Total deferred tax liability                                        (22,535)
                                                                    ----------

   Net deferred tax assets                                           2,935,789
                                                                    ----------
   Less:  Valuation allowance                                       (2,935,789)
                                                                    ----------

                                                                    $        -
                                                                    ==========

The net deferred tax assets have a 100% valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax asset will be realized.

The income tax provision and the applicable income taxes from the extraordinary item differs from the amount computed by applying the U.S. Federal income tax rate (34%) because of the effect of the following items:

                                                                     Years ended December 31,
                                                                 ------------------------------
                                                                     1995              1994
                                                                 -------------      -----------
   U.S. Federal statutory rate applied to pretax income             $(374,310)       $ 412,885
   Permanent differences                                                4,608                -
   State income taxes, net of Federal benefit                          33,790           37,109
   Temporary differences                                                    -           69,368
   Benefit of net operating loss carryforward                               -         (168,590)
   Tax effect of unrecognized net operating loss carryforward         369,702                -
   Income tax for foreign operation                                     3,119           78,500
   Increase (decrease) in deferred tax asset
     valuation allowance                                                    -         (401,643)
                                                                    ---------        ---------

   Income tax provision                                             $  36,909        $  27,629
                                                                    =========        =========

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 11 - INCOME TAXES  (Continued)

At December 31, 1995, the Company had Federal and state net operating loss carry forwards of approximately $7,843,889 and $4,028,891, respectively. Net operating loss carry forwards can be used to offset future taxable income. If not used, the Federal net operating loss carryforward will expire through 2010. The (loss) income before taxes related to the foreign subsidiaries for the years ended December 31, 1995 and 1994 were $(235,000) and $231,000, respectively.

NOTE 12 - STOCKHOLDERS' EQUITY

COMMON STOCK

On May 17, 1994, in connection with a private placement, the Company raised $494,100. Under the private placement the Company issued 270,000 Units of its securities, each Unit consisting of one share of common stock and a warrant to acquire one share of Common Stock for every two Units purchased. A total of 270,000 shares of common stock and 135,000 warrants were issued related to this private placement. The purchase price for the Units was $1.83 per unit. The warrants have an exercise price of $3.25, and are exercisable after two years.

On May 17, 1994, the Company received cash proceeds of $135,000 from the issuance of 115,000 shares of common stock due to the exercise of options.

On October 14, 1994, the Company issued 50,000 shares of common stock at a price of $2.87 per share for a total of $143,750 and the Company paid $75,000 in full settlement of a $709,798 debt obligation. The Company recorded an extraordinary gain of $489,335 related to this transaction (see Note 15).

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu, a California corporation, and its affiliated Hong Kong company, MFSI. Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former owners of the acquired companies, and paid $50,000 at the closing. In addition, the former shareholders of Malibu are entitled to an earn-out based on the future performance of Malibu and MFSI.

During the year ended December 31, 1995, the Company received $147,200 from a warrant holder pursuant to the warrant holder exercising warrants to purchase 230,000 shares of the Company's common stock.

No warrants were exercised and/or expired during the years ended December 31, 1994. 2,145,000 of these warrants are vested as of December 31, 1995. At December 31, 1995, 2,280,000 warrants remain outstanding at exercise prices of $0.64 to $7.50 per share.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 12 - STOCKHOLDERS' EQUITY  (Continued)

COMMON STOCK  (Continued)

On December 20, 1994, on behalf of certain stockholders, the Company filed a registration statement with the SEC, which became effective on February 13, 1995 registering 1,065,000 shares of common stock which were previously issued to certain stockholders. Of the shares being registered, 500,000 are issuable upon the exercise of certain warrants (as of December 31, 1995, 270,000 of the warrants remain outstanding); 400,000 were issued in connection with the acquisition of Janex Corporation; 115,000 were issued upon the exercise of certain options; and 50,000 were issued in connection with a settlement. The Company will not receive proceeds from the sale of shares of common stock offered by the selling stockholders. The Company will receive proceeds only if the warrants are exercised. During 1995, the Company received $147,200 from warrant holders pursuant to them exercising 230,000 warrants to purchase 230,000 shares of the Company's stock.

STOCK OPTION PLAN

On June 8, 1994, the Board terminated the Company's Stock Option Plan ("the Plan") which provided for the granting of options to selected employees, officers and directors to acquire up to 500,000 shares of the Company's common stock. The options were exercisable for ten years from the date of the grant. In 1995, the Company awarded its officers and employees stock option bonuses. At December 31, 1995, 598,000 options were outstanding and 399,750 were exercisable all with exercise prices ranging from $0.85 to $2.125 per share.

During the years ended December 31, 1994 and 1993 the Company granted to one of its business and financial consultants options to purchase 40,000 shares and 75,000 shares, respectively, of the Company's common stock. These options were not issued under the Plan. On May 17, 1994 all of these options were exercised and the Company received $135,000 from this transaction.

NOTE 13 - COMMITMENTS AND  CONTINGENCIES

OPERATING LEASE

The Company leases its current facility under a noncancelable operating lease. The Company and the landlord amended the lease, effective January 1, 1996, providing the Company with an additional 2,460 square feet of space, adjacent to its current offices, and extended the expiration of the lease to December 31, 2000. These leases allow for its early termination anytime after March 1997, provided that the Company enters into another lease with the landlord for at least 6,993 square feet in the same complex. The Company also leases the facilities previously occupied by Malibu under a noncancelable operating lease which expires March 31, 1998. The Company is currently subleasing these facilities to a third party. The monthly rental income derived from the sublease is approximately the same as the rent expense. At December 31, 1995, the total minimum lease rental payments are as follows:

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 13 - COMMITMENTS AND  CONTINGENCIES  (Continued)

OPERATING LEASE  (Continued)

   December 31,                                                      Amount
   ------------                                                     --------
     1996                                                           $100,600
     1997                                                            129,700
     1998                                                            108,800
     1999                                                            101,800
     2000                                                            101,800
                                                                    --------

                                                                    $542,700
                                                                    ========

Total rental expense was $72,950 and $36,650 for the years ended December 31, 1995 and 1994, respectively.

ROYALTIES

At December 31, 1995, the Company has commitments for minimum guaranteed royalties under licensing agreements as follows:

   December 31,                                                      Amount
   ------------                                                     --------
     1996                                                           $ 76,900
     1997                                                            610,900
     1998                                                             22,500
                                                                    --------

                                                                    $710,300
                                                                    ========

LEGAL PROCEEDINGS

On May 27, 1993 a class action suit was filed against the Company, among others. On May 24, 1994, on motion by the Company, the class action was dismissed, but the Plaintiffs were given 45 days to amend their complaint. On July 8, 1994, the Plaintiffs filed their Second Amended Complaint. The Company and the Plaintiffs agreed upon the principal terms of a settlement which included payment by the Company of $75,000, of which $15,000 was to be in cash and the balance of any combination of cash and the Company's Common Stock.
Additionally, the Company was to issue 200,000 warrants to acquire Common Stock, exercisable for a period of two years, at a price $.50 above the average of the closing bid and ask prices of the Company's Common Stock on the trading day preceding the date of the signed definitive settlement agreement. However, due to regulatory complications, no formal settlement has been reached. There is no assurance that a settlement will be reached or that the principle terms will not be changed. The financial statements include an accrual recorded in 1992 for restructuring expenses of $118,392 against which the settlement in this lawsuit will be charged (see Note 9). Additionally, if settlement is reached, the agreement will be subject to approval by the Court and the class. In the event no settlement is reached, the Company intends to vigorously defend itself, but there can be no assurance that the Company will be successful in defending the action. An adverse judgment against the Company could have an adverse effect on the Company.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 13 - COMMITMENTS AND  CONTINGENCIES  (Continued)

CREDIT FACILITY UNDER AGENCY AGREEMENT

The Company, at its option, may borrow up to $300,000 from the Hong Kong services company ("Agent"), as agreed upon between the Company and the Agent in an Agency Agreement dated October 23, 1995, provided the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Under the Agreement, the Agent will advance the Company's Hong Kong subsidiaries, Pro Gain and MFSI, up to $300,000 for the payment of product development and tooling costs, to be repaid from collections of customer invoices at the rate of 5% of the invoice amount, on goods shipped FOB Hong Kong, between May 1 and December
31. Any balance remaining unpaid at December 31 would be due and payable by January 15. This credit facility bears interest at the rate of 2% above the Hong Kong Prime Rate per annum. Under the Agreement, the Agent retains ownership of all tooling paid for with the credit facility, until the credit facility is repaid. The credit facility is available in each year that the Agreement is in effect, and the Agreement's initial term was for a period of two years. On March 21, 1996, the Company opened the stand-by letter of credit to the Agent.


NOTE 14 - SEGMENT INFORMATION

The Company had sales to certain customers comprising 10% or more of total sales. The following table sets forth the percentage of sales of these customers to total domestic sales and total foreign sales.

                       1995                1994
                -----------------   -----------------
                 United      Hong    United      Hong
                 States      Kong    States      Kong
                -----------------   -----------------
   Customer A        10%       31%        4%       12%
   Customer B        35        22        10        15
                -------   -------   -------   -------

                     45%       53%       14%       27%
                -------   -------   -------   -------

     In 1995, customer A and customer B represented 26% and 24% of the Company's sales. In 1994, customer A and customer B represented 16% and 25% of the Company's sales.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 14 - SEGMENT INFORMATION  (Continued)

A summary of the Company's operations by geographical area for the years ended December 31, 1995 and 1994 were as follows:

                                                                          Adjustments
                                                 United          Hong         and
                                                 States          Kong    Eliminations  Consolidated
                                                 ------          ----    ------------  ------------
   1995
   Net sales:
     Customers                               $1,792,577   $ 7,562,444   $          -   $ 9,355,021
     Intercompany                             2,768,202       627,174     (3,395,376)            -
                                              ---------    ----------    -----------    ----------

   Total revenue                             $4,560,779   $ 8,189,618   $ (3,395,376)  $ 9,355,021
                                              =========    ==========    ===========    ==========

   Operating loss                            $ (833,752)  $  (226,069)  $              $(1,059,821)
   Interest income                                                                          53,300
   Interest expense                                                                        (89,429)
   Foreign exchange loss                                                                    (4,963)
                                              ---------    ----------    -----------    ----------

   Loss before income taxes                                                             (1,100,913)
   Income tax provision                                                                     36,909
                                              ---------    ----------    -----------    ----------

   Net loss                                                                            $(1,137,822)
                                              =========    ==========    ===========    ==========

   Identifiable assets                       $5,290,291   $ 1,299,823   $ (1,766,290)  $ 4,823,824
   Corporate assets                                                                        625,143
                                              =========    ==========    ===========    ==========

   Total assets                                                                        $ 5,448,967
                                                                                        ==========

   Total liabilities                                                                   $ 2,576,320
                                                                                        ==========
                                                                          Adjustments
                                                 United          Hong         and
                                                 States          Kong    Eliminations  Consolidated
                                                 ------          ----    ------------  ------------
   Net sales:
     Customers                               $3,728,519   $ 9,380,646   $          -   $13,109,165
     Intercompany                             3,618,504       930,186     (4,548,690)            -
                                              ---------    ----------    -----------    ----------

   Total revenue                             $7,347,023   $10,310,832   $ (4,548,690)  $13,109,165
                                              =========    ==========    ===========    ==========

   Operating income                          $  750,239   $   223,044   $              $   973,283
   Interest income                                                                          39,937
   Interest expense                                                                       (207,270)
   Foreign exchange loss                                                                   (82,941)
   Gain on sale of fixed asset                                                               2,023
                                              ---------    ----------    -----------    ----------

   Income before income taxes                                                              725,032
   Income tax provision                                                                     27,629
                                              ---------    ----------    -----------    ----------

   Income before extraordinary items                                                       697,403
   Extraordinary gain from extinguishment
     of debt - net                                                                         489,335
                                              ---------    ----------    -----------    ----------

   Net income                                                                          $ 1,186,738
                                              =========    ==========    ===========    ==========

   Identifiable assets                       $4,860,682   $ 1,138,446   $ (1,215,183)  $ 4,783,945
   Corporate assets                                                                        531,549
                                              =========    ==========    ===========    ==========

   Total assets                                                                        $ 5,315,494
                                                                                        ==========

   Total liabilities                                                                   $ 1,780,725
                                                                                        ==========

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 14 - SEGMENT INFORMATION  (Continued)

The Company's operations are structured to achieve consolidated objectives. As a result, significant interdependencies and overlaps exist among the Company's operating units. Accordingly, the net sales, operating loss and identifiable assets shown for each geographic area may not be indicative of the amounts which would have been reported if the operating units were independent of one another.

Intercompany sales are at cost. Operating income or loss is net sales less related costs and operating expenses, excluding interest. Corporate assets are those assets maintained for general purposes, principally cash, short-term investments and administration facilities.

NOTE 15 - LICENSING FEE OBLIGATION

In October 1990 the Company entered into a license agreement for the exclusive right to use and market certain technology used in the manufacture of its MicroTheatre and video arcade product lines in the United States and Canada through the year 2005. The license fees were payable in Japanese yen over a period of four years. The Company recorded the initial liabilities and related asset of $494,759 using the exchange rate at October 1, 1990 of 138.45 yen per dollar. Fluctuations in the related licensing fee obligation caused by changes in the exchange rate between the yen and the dollar have been charged to operations in the period they occurred, and the obligation adjusted accordingly.

Changes in the exchange rate between the yen and the dollar required the recognition of a $79,837 loss on foreign exchange for the year ended December 31, 1994.

Royalty fees of 8% of net sales of products related to this technology are required as cumulative advance against the licensing fee obligation. The Company was subject to certain royalty fees of approximately 4% to 5% of net sales, as defined, of products related to this technology. Royalties paid pursuant to this agreement were approximately $1,584 for the year ended December 31, 1994.

The Company charged to operations imputed interest on the licensing fee obligation of $67,077 for the year ended December 31, 1994.

On October 17, 1994, the Company entered into an agreement which required payment of the sum of $75,000 cash and issuance of 50,000 shares of restricted common stock in full settlement of the license fee obligation. The agreement resulted in a gain of $489,335 which the Company reported as an extraordinary item in the consolidated statement of operations for the year ended December 31, 1994. Income tax expense of approximately $196,409 was not incurred in this transaction due to the carryforward of the net operating loss and reversing temporary differences.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company pays commissions at the rate of 4% of net sales generated by a company owned by a major stockholder, relating to customers located in New York, New Jersey, Connecticut and Pennsylvania. Commissions on such sales of approximately $4,750,000 and $7,105,000 amounted to $189,953 and $373,013 for the years ended December 31, 1995 and 1994, respectively, which are included in selling, general and administrative expenses. Accrued commissions included in accrued expenses and accounts payable, on such sales amounted to $117,443 as of December 31, 1995. The Company also rented showroom space from this major stockholder for which the Company paid $16,000 during 1995. In addition, the Company utilizes the services of a public warehouse facility in Baltimore, Maryland that is owned by the father of the major stockholder for a fee based on the amount of goods received and shipped. Fees amounted to $78,108 and $135,439 for the years ended December 31, 1995 and 1994.

The former father-in-law of the major stockholder has an informal oral arrangement with the Company whereby he guarantees a $255,000 letter of credit from the Company to one of its licensors. The letter of credit expires on November 30, 1998. Howard Moore Associates, Inc. ("HMA"), of which the former father-in-law of the major stockholder is the sole shareholder and President, has a Royalty Agreement with the Company whereby HMA receives a commission of 1% of the net revenue received by the Company from sales of products using a certain company's trademark and certain licensed characters. Under the Royalty Agreement, HMA was paid, or will be paid, $33,070 for the year ended December 31, 1995, and was paid $59,292 for the year ended December 31, 1994.

Included in other assets is an unsecured note receivable to an officer of the Company for $10,000. The note bears interest at the prime rate, which was 8.5% at December 31, 1995, plus 0.5%. The note requires monthly payments of interest only with all principal and accrued interest due on December 31, 1996.

NOTE 17 - DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES (See Note 14)

COMPETITION; DEPENDENCE ON LICENSES

The Company competes with numerous other companies, most of which have substantially greater financial and other resources than those of the Company. The Company's success depends in great part upon the Company's ability to continue licensing fantasy characters for use with the Company's products. Most licensing agreements are non-exclusive and limited in duration, with two years being typical. Competition for licenses is intense, thus there can be no assurance that the Company will be successful in renewing its present licenses or in obtaining new licenses.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 17 - DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES (Continued)

PRODUCT OBSOLESCENCE

Because consumer preferences can change rapidly, the Company's success will ultimately depend on its ability to successfully introduce new products. The success of new products depends on a variety of factors including product selection, timely and efficient completion of product design, timely and efficient implementation of manufacturing and assembly processes and effective sales and marketing. Because new product commitments must be made well in advance of sales, new product decisions must anticipate future market demand. There is no assurance that the Company will be successful in introducing new products. The Company has and is continuing to review and conduct investigations into new products to evaluate them for commercial viability.

SEASONALITY

The Company expects its highest level of net sales and income before taxes during the quarter ending September 30, due to the Christmas season. If, for any reason, the Company's sales were to be substantially below those normally expected during such quarter, the Company's annual results would be adversely affected.

DEPENDENCE ON FOREIGN MANUFACTURING

The Company does not have manufacturing facilities. Most of the Company's products are manufactured by contract manufacturers in the Far East. The Company's operations are subject to the customary risks of doing business abroad, including insufficient Company supervision of quality control, fluctuations in the value of currencies, tariffs, export duties, quotas, restrictions on the transfer of funds, work stoppages and, in certain parts of the world, political instability. To date, these factors have not had a material adverse impact on the Company's operations, but there is no assurance that one or more of these factors will not adversely affect the Company in the future.

DEPENDENCE ON SIGNIFICANT CUSTOMERS (See Note 14)

The Company historically has had a concentration of significant customers. Although the Company considers its commercial relationships with its significant customers to be good, a loss of these customers, or a significant decrease in purchases by these customers, could have an adverse effect on the Company's operations. The Company does not have any long-term contracts with any of its customers and none are expected to be signed. Long-term contracts are not customary in the retail industry.

NOTE 18 - FOURTH QUARTER RESULTS

During the quarter ended December 31, 1994, the Company recorded an extraordinary gain of $489,335 from the settlement of a license fee obligation (see Note 15).

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)

NOTE 19 - SUBSEQUENT EVENTS

Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's Common Stock (the "Warrant Agreement") the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights, at a price of $0.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          On October 6, 1995, the Company engaged the services of BDO Seidman, LLP, independent certified public accountants, to replace Kellogg & Andelson, Accountancy Corporation, as the Company's independent auditors, for the fiscal year ended December 1995. The independent auditors' report of Kellogg & Andelson on the financial statements of the Company for the last two years have not included an adverse opinion or disclaimer of opinion, and were not modified as to uncertainty, audit scope or accounting principles. The independent auditors' report of Kellogg & Andelson for the year ended December 31, 1994, included an explanatory paragraph describing an uncertainty regarding a legal action related to alleged federal securities law violations. The decision to change auditors was both recommended and approved by the board of directors of the Company. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which would have caused the former auditors to make reference to the subject matter of the disagreement in connection with its report.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information regarding the Company's executive officers and directors:

Name                         Age     Position
- -------------------------------------------------------------------------
Sheldon F. Morick             58     Chairman of the Board, President,
                                     Chief Executive Officer and Director

Michael S. Manahan            40     Vice President, Chief Financial Officer,
                                     Secretary, Treasurer and Director

Renee White Fraser            42     Director


Daniel Lesnick                43     Janex Corporation, Executive Vice President


Terence F. Davis              49     Malibu Fun Stuffed, Inc., President

          SHELDON F. MORICK, has been President, Chief Executive Officer and a Director of the Company since June 30, 1992. He was previously Executive Vice President and a Director of the Company from April 1, 1992, to June 29, 1992. From July 1990 to April 1992, Mr. Morick was President and Chief Executive Officer of Original Marketing Corp., Woodland Hills, California, a full service sales and marketing consulting firm which he founded. From February 1987 to June 1990, Mr. Morick was President, Chief Executive Officer and a Director of International Tropic-Cal, Inc., Commerce, California, a distributor of nationally branded sunglasses and fashion accessories. From June 1984 to August 1986, Mr. Morick was President, Chief Executive Officer and a Director of Revell, Inc., Los Angeles, California, a domestic and international hobby kit manufacturer. Prior to that, from April 1981 to February 1984, Mr. Morick was a co-founder and Senior Vice President of General Consumer Electronics, Santa Monica, California which was acquired by the Milton Bradley Company. Mr. Morick was formerly Senior Vice President-Sales and Distribution of Mattel Toys, Hawthorne, California. Mr. Morick received a bachelor of foreign trade degree at the Thunderbird School of International Management, Phoenix, Arizona, and a B.S. in Business Administration from Cornell University, Ithaca, New York.

          MICHAEL S. MANAHAN, has been Vice President, Chief Financial Officer, Treasurer, Secretary and a Director of the Company since September 1, 1993. He was previously Vice President, Chief Financial Officer, Treasurer and Secretary of the Company from June 29, 1992, to August 31, 1993. From February 28, 1992, to June 22, 1992, he was Vice-President Finance. From February 1990 to October 1991 Mr. Manahan was Chief Financial Officer of Barr Films/KVC Entertainment, an Irwindale, California producer and distributor of special interest film and video products. From May 1989 to January 1990 Mr. Manahan was Corporate Controller of Bradbury International Equities Ltd., Vancouver, Canada, a company operating in the food manufacturing and forestry products industries. From May 1988 to May 1989 Mr. Manahan was a consultant with Corporate Business Brokers, Inc., in Vancouver, Canada, which specialized in providing acquisition and divestiture services to business owners and corporations for small and middle market companies. From June 1986 to April 1988, Mr. Manahan was Vice President - Finance for Ark Development Corporation, in Vancouver, Canada. Mr. Manahan is a graduate of the British Columbia Institute of Technology, in Financial

Management, and a Certified General Accountant in British Columbia, Canada. Mr. Manahan also has a Masters of Business Administration from Pepperdine University, Malibu, California.

          RENEE WHITE FRASER, Ph.D., has been a Director of the Company since May 1993, and is President of Fraser & Young, a Santa Monica based advertising agency, a position she has held since January 1995. Previously, Dr. Fraser was Chief Executive Officer of Fraser & Associates Advertising, Inc., a full service Los Angeles based advertising agency of which she was founder and principal, from December 1991 to December 1995. From July 1988 to November 1991 Dr. Fraser was Executive Vice President and General Manager of the Los Angeles office of Bozell Advertising, Inc. Previously, from September 1984 to August 1988, Dr. Fraser was Senior Vice President, Director of Strategic Planning and Research for Bozell, also in Los Angeles. Dr. Fraser was formerly Vice President, Director of Research and Strategic Planning for the Western Region, for the advertising firm of Young Rubicam and Dentsu. Dr. Fraser holds a Doctorate in Psychology from the University of Southern California.

          DANIEL LESNICK, has been Executive Vice President of Janex Corporation, a wholly owned subsidiary of Janex International, Inc., since October 6, 1993. From August 1988 to October 5, 1993, Mr. Lesnick was Vice President and co-owner of MJL Marketing Inc. (now Janex). He was Director of Sales and Marketing for Sunk Yong Company, a Korean corporation operating in a number of different industries, from February 1986 to July 1988. Previously Mr. Lesnick held positions as Merchandising Manager with Spencer Gifts, and as a Senior Buyer with Lionel Leisure, both specialty retailers. Mr. Lesnick holds an associate degree in marketing.

          TERENCE F. DAVIS, has been President of Malibu Fun Stuffed, Inc., a wholly owned subsidiary of Janex International, Inc., since July 1992, a company which he founded. From June 1991 to June 1992 he was Vice President of Caltoy, Inc., a California toy manufacturer. From July 1990 to June 1991 he was Executive Vice President and a Director of Art Guard, Inc., a California security device manufacturer. Previously Mr. Davis held senior sales positions with such major toy manufacturers as Hasbro, Inc. and Tomy Corporation. Mr. Davis also provided consulting services to several major toy manufacturers.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that a Statement of Change in Ownership for Mr. Sheldon Morick, chief executive officer and a director, and Mr. Les Friedland, a more than 10% shareholder, were not timely filed with respect to a purchase and a sale of the Company's shares of common stock in August, 1995, and April, 1995, respectively. Both Mr. Morick and Mr. Friedland state that the failure to timely file was inadvertent. As of the date hereof, there are no transactions for which Mr. Morick and Mr. Friedland have not filed the appropriate form under Section 16(a) of the Exchange Act.

ITEM 10.    EXECUTIVE COMPENSATION.

COMPENSATION OF DIRECTORS

          Directors who are not employees of the Company receive $500 for each directors meeting attended, and may be granted options to purchase stock in the Company at the discretion of the Board. No fees for serving as directors of the Company are payable to employees of the Company. Directors are reimbursed for reasonable out-of-pocket expenses incurred in performing their functions as directors of the Company.

COMPENSATION OF OFFICERS AND KEY EMPLOYEES

          The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended December 31, 1995, to the executive officers whose total annual salary and bonus exceeded $100,000 /(1)/:

                                     ==============================================================
                                                 ANNUAL COMPENSATION(1)                LONG TERM
                                                                                      COMPENSATION
===================================================================================================
 NAME & PRINCIPAL               YEAR      SALARY         BONUS     OTHER ANNUAL         AWARDS
 POSITION                                                          COMPENSATION (4)     ------
                                                                                        OPTIONS
                                                                                        (SHARES)
 Sheldon F. Morick              1995     $241,250     $     -             $13,017      100,000 (7)
 Chairman of the Board,         1994      200,000        54,000            26,005          -   (6)
 Chief Executive Officer,       1993      187,500           -              31,639      150,000 (5)
 President and Director
- ---------------------------------------------------------------------------------------------------
 Michael S. Manahan             1995     $108,000     $     -             $ 7,200       40,000 (7)
 Chief Financial Officer,       1994      104,400        16,000             7,200          -   (6)
 Vice President, Treasurer,     1993       98,400           500             7,200       75,000 (5)
 Secretary and Director
- ---------------------------------------------------------------------------------------------------
 Daniel Lesnick                 1995     $150,000     $     -             $13,260       50,000 (7)
 Executive Vice President -     1994      150,000        22,000            13,050          -   (6)
 Janex Corporation              1993       24,000(2)     50,000 (3)         3,225          -
===================================================================================================

(1) Compensation under Company employee benefit plans, to which all employees of the Company are eligible, is not included in the table.
(2) Employment with Company started October 6, 1993, the acquisition date of Janex Corporation.
(3) Includes a one time bonus of $50,000 as specified in Mr. Lesnick's employment agreement.
(4) Includes car allowances, Company paid vehicles and Company paid life/disability insurance.
(5) These options are issued under the Company's 1991 Non-Statutory Stock Option Plan ("Plan"). On January 15, 1993, and again on September 13, 1993, the Board increased the number of shares which may be issued under the Plan to 300,000 and 500,000, respectively. On June 8, 1994, the Board terminated the Plan, at which time there were options outstanding to acquire 382,000 shares of Common Stock.
(6)  The Company did not grant any stock options during 1994.
(7) These options were not issued under the Company's 1991 Non-Statutory Stock Option Plan ("Plan") as that Plan was terminated on June 8, 1994.

The following table provides certain information concerning each exercise of stock options during the fiscal year ended December 31, 1995, and the value of unexercised options at December 31, 1995, to persons named in the Summary Compensation Table:

===============================================================================================================
                                Aggregated Option Exercises in Last Fiscal Year
                                       and Fiscal Year End Option Values
===============================================================================================================

     Name              Shares Acquired      Value Realized    Number of Securities     Value of Unexercisable
                         on Exercise                         Underlying Unexercised   In-the-Money Options at
                                                               Options at FY-End               FY-End
                                                                  Exercisable/               Exercisable/
                                                                 Unexercisable              Unexercisable
- ---------------------------------------------------------------------------------------------------------------

Sheldon Morick, CEO           -                    -           262,500/350,000              $22,000/$5,000
- ---------------------------------------------------------------------------------------------------------------
Michael Manahan               -                    -            91,250/140,000              $22,500/$7,500
- ---------------------------------------------------------------------------------------------------------------
Daniel Lesnick                -                    -             12,500/50,000                  - / -
===============================================================================================================

The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1995, to persons named in the Summary Compensation Table:

=============================================================================================================
                                        Option Grants in Last Fiscal Year
                                        Individual Grants in Fiscal 1995
=============================================================================================================

     Name            Number of Securities       % of Total Options          Exercise or     Expiration Date
                      Underlying Options       Granted to Employees         Base Price
                        Granted (1)               in Fiscal Year              ($/sh)

Sheldon Morick,CEO        100,000                    45.4%                   $2.125           04/01/00
- -------------------------------------------------------------------------------------------------------------
Michael Manahan            40,000                    18.2%                   $2.125           04/01/00
- -------------------------------------------------------------------------------------------------------------
Daniel Lesnick             50,000                    22.7%                   $2.125           04/01/00
=============================================================================================================

          (1) The options granted in fiscal 1995 were not under the Company's 1991 Non-Statutory Stock Option Plan, as that plan was terminated in June, 1994. The options vest as follows: 25% on the date granted, 25% at the end of one year from the grant date, 25% at the end of two years from the grant date, and 25% at the end of three years from the grant date. The exercise price was set at 85% of the closing price of the stock on March 31, 1995. Options are nontransferable except by will or the laws of descent and distribution.

EMPLOYMENT ARRANGEMENTS

          The Board of Directors has provided for compensation for Sheldon F. Morick, Chief Executive Officer, at a salary of $16,666.66 per month plus $1,084.00 per month of taxable benefits (a total of $213,008 on an annual basis), pursuant to an employment agreement dated March 26, 1993. Effective April 1, 1995, in accordance with the employment contract, Mr. Morick's compensation increased to a salary of $21,250.00 per month plus $1,084.00 per month of taxable benefits (a total of $268,008 on an annual basis). The employment agreement provides for, among other things, stock options to acquire 100,000 shares of restricted common stock, that the Company purchase $500,000 of insurance on the life of Mr. Morick, payable to a beneficiary designated by him, and participation as a member of the Board without additional compensation.

Under the terms of this agreement, the Company has established an annual bonus pool equal to 10% of the fiscal year's operating profits. The bonus pool is allocated 50% to Mr. Morick, and 50% to the other employees of the Company, as selected by Mr. Morick. The employment agreement provides that Mr. Morick can be terminated: (a) for "cause," as defined in the agreement, (b) if Mr. Morick becomes permanently disabled for two months, or if the Company's operating profits for any fiscal year are less than 50% of the forecasted operating profits, and the Company pays Mr. Morick a severance benefit equal to six months salary. Additionally, if as a consequence of a merger, or purchase or sale of stock, Mr. Morick is terminated by the Board of Directors, or his duties or compensation are substantially and adversely altered, and Mr. Morick resigns, such termination would require the Company to continue Mr. Morick's salary and benefits for the lesser of 12 months or until Mr. Morick commenced other employment. The employment agreement was scheduled to terminate on March 31, 1996, but was extended by the Board of Directors to March 31, 1997.

          The Board of Directors has provided for compensation for Daniel Lesnick, Executive Vice President of Janex, at a salary of $12,500 per month plus $1,105 per month of taxable benefits (a total of $163,260 on an annualized basis), pursuant to an employment agreement dated October 6, 1993. On November 20, 1995, the Board increased Mr. Lesnick's compensation to $14,000 per month plus $1,105 per month of taxable benefits (a total of $181,260 on an annualized basis). The employment agreement provides for, among other things, participation in the Company's annual bonus pool. The employment agreement provides that Mr. Lesnick can be terminated: (a) for "cause," as defined in the agreement, or (b) if Mr. Lesnick becomes permanently disabled for two months. Mr. Lesnick can terminate the agreement upon 60 days notice to the Company. The Company can terminate the agreement upon 60 days notice to Mr. Lesnick, however, in this case, the Company would be required to continue Mr. Lesnick's salary and benefits for a period of one year, not to exceed six months beyond the termination date of the agreement. The employment agreement terminates on September 30, 1996.

          The Board of Directors has provided for compensation for Terence Davis, President of Malibu Fun Stuffed, Inc., at a salary of $6,250 per month plus $500 per month of taxable benefits ( a total of $81,000 on an annualized basis), pursuant to an employment agreement dated August 4, 1995. The employment agreement provides that Mr. Davis can be terminated: (a) for "cause", as defined in the agreement, or (b) if Mr. Davis becomes permanently disabled for three months. The Company can terminate the agreement without cause in the event that the Malibu Division does not achieve sales in fiscal year 1996 of $3 million, or sales in fiscal 1997 of $4 million, however, in this case, the Company would be required to continue Mr. Davis's salary for the lesser of one year, or the time remaining between the date of termination and December 31, 1998.

          The Board of Directors has provided for compensation for Michael S. Manahan, Chief Financial Officer, at a salary of $9,000 per month plus $600 per month of taxable benefits (a total of $115,200 on an annualized basis).

          Effective February 1, 1996, Mr. Morick, Mr. Lesnick and Mr. Manahan agreed to a monthly reduction in compensation of $2,225, $1,480, and $960 per month, respectively. The Company has agreed to pay Mr. Morick, Mr. Lesnick and Mr. Manahan back for this salary reduction if the Company generates profits in 1996 exceeding the total amount of the salary reductions taken by these three individuals.

          In August, 1995, the Company established a 401K Profit Sharing Plan ("401K") for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax deferred basis to their 401K account, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. For the year ended December 31, 1995, the Company did not make a contribution to the 401K.

          The Company has a health insurance plan, which covers all employees in a non-discriminatory manner. With the exception of the health insurance plan, the 401K and the annual bonus pool provided for under Mr. Morick's Employment Agreement, the Company has no insurance or medical reimbursement plans covering its officers or directors, nor do they contemplate implementing any such plans at this time.



ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.

          The following table sets forth information, as of March 26, 1996, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

                                                    Shares
                                                    Owned                Percent
Beneficial Owners (1)                               Beneficially (9)     of Class (9)
- ---------------------                        ----------------------- ----------------
Security ownership of certain beneficial owners:

Leslie Friedland                                    672,000              11.8%
615 Hope Road
Bldg 1, First Floor
Eatontown, NJ  07724

Deco Disc Industries, Inc.(2)                       370,000               6.5%
4530 Chermak Street
Burbank, CA 91505

Howard W. Moore (3)                                 453,400               7.9%
15 Muir Beach Circle
Corona Del Mar, CA 92625

Security ownership of management:

Terence Davis (4)                                    75,000               1.3%
21700 Oxnard Street, Suite 1610
Woodland Hills, CA 91367

Daniel Lesnick (5)                                  540,500               9.5%
21700 Oxnard Street, Suite 1610
Woodland Hills, CA 91367

Renee White Fraser (6)                               26,700               0.5%
100 Wilshire Blvd Ste 440
Santa Monica, CA 90401

Michael S. Manahan (7)                               98,750               1.7%
21700 Oxnard Street, Suite 1610
Woodland Hills, CA 91367

Sheldon F. Morick (8)                               278,500           4.9%
21700 Oxnard Street, Suite 1610
Woodland Hills, CA 91367

All officers and directors
as a group (four persons)                         1,019,450          17.8%

______________________________

(1) Unless otherwise indicated in the footnotes, and subject to community property laws where applicable, each of the security holders has sole voting and investment power with respect to the shares beneficially owned.
(2) Includes 370,000 shares to be issued pursuant to warrants, all of which are presently exercisable.
(3) Includes shares owned by H&M Moore Investment Group, Inc., Howard Moore Associates, Inc., and Howard Moore as Trustee of the Howard Moore Associates, Inc. Retirement Trust. Does not include 135,000 warrants, having an exercise price of $3.25, that are not currently exercisable, nor 100,000 public warrants, having an exercise price of $7.50. Of the shares shown, Mr. Moore has sole voting and dispositive power over 65,900, and shared voting and dispositive power over 380,500.
(4) President - Malibu Fun Stuffed, Inc. Former owner of Malibu, stock issued in partial payment of Malibu purchase price.
(5) Executive Vice President - Janex Corporation. Former owner of Janex, stock issued in partial payment of Janex purchase price. Includes 12,500 shares to be issued pursuant to options which are presently exercisable.
(6) Director. Includes 22,500 shares to be issued pursuant to options which are presently exercisable.
(7) Chief Financial Officer, Vice President and Director. Includes 91,250 shares to be issued pursuant to options which are presently exercisable.
(8) Chief Executive Officer, President and Director. Includes 262,500 shares to be issued pursuant to options which are presently exercisable.
(9) Does not include 1,725,000 public warrants exercisable at $7.50 per share nor 150,000 underwriter's warrants exercisable at $6.00 per share. Includes 270,000 shares issuable upon exercise of the Deco Disc Warrants.

          The Company is not aware of any contract or other arrangement, including a pledge of the Company's securities, that could result in a change in the control of the Company. The Company is not aware of any voting trusts.


ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Company has engaged the services of a manufacturers representative firm, Les Friedland Associates ("LFA"), to represent the Company to customers located in the states of New York, New Jersey, Connecticut and Pennsylvania. LFA represents the Company to three of its largest customers, Toys R Us, Wal-Mart and Kmart. The principal owner and operator of LFA, Mr. Leslie Friedland, is one of the former owners of Janex, and currently owns 672,000 shares of the Company's stock. See "Security Ownership of Certain Beneficial Owners and Management." Under the terms of the representative agreement ("LFA Agreement"), LFA was to be paid a commission of 4.25% on all sales that it generates within its territory. Effective April 1, 1995, LFA and the Company agreed to reduce the commission rate under the LFA Agreement to 4%. The terms and conditions of the representative agreement are standard in the industry, and the agreement is cancelable at any time with 30 days notice. Pursuant to the LFA Agreement, LFA was paid $373,013 for the year ended December 31, 1994, and was paid, or will be paid, $189,953 for the year ended December 31, 1995. Further, the Company rented showroom space from LFA during a major industry trade show in February, 1995, for which the Company paid $16,000. The rate charged by LFA for the showroom rental is competitive with other showroom space rental rates during the show period.

          The Company utilizes the services of a public warehouse facility, Hollins Distributors, in Baltimore, Maryland. The warehouse facility charges the Company a fee based on the amount of goods received, and the amount of goods shipped. The rates charged by Hollins Distributors are competitive with those of other public warehouses, and the relationship can be terminated annually upon 60 days written notification. Hollins Distributors is owned by Mr. Howard Friedland, the father of Mr. Leslie Friedland. Hollins Distributors was paid $135,439 for the year ended December 31, 1994 and was paid, or will be paid, $78,108 for the year ended December 31, 1995.

          Howard W. Moore, was formerly the father-in-law of Mr. Leslie Friedland. Mr. Moore has an informal oral arrangement with Janex whereby Mr. Moore guarantees a $255,000 letter of credit from Janex to one of its licensors. The letter of credit expires on November 30, 1998. There is no provision requiring Mr. Moore to continue his guarantee beyond the expiration date. Howard Moore Associates, Inc. ("HMA"), of which Mr. Moore is the sole shareholder and President, has a Royalty Agreement with Janex whereby HMA receives a commission of 1% of the net revenue received by Janex from sales of products using a certain company's trademark and certain licensed characters. Under the Royalty Agreement, HMA was paid $59,292 for the year ended December 31, 1994, and was paid, or will be paid, $33,060 for the year ended December 31, 1995.

          Mr. Moore is also the Trustee of the Howard Moore Associates, Inc. Retirement Trust ("Trust") and is the President and sole shareholder of H&M Moore Investment Group, Inc. ("H&M"). Mr. Moore may be deemed to be the beneficial owner of all the shares of Common Stock and warrants, owned by HMA, the Trust and H&M. On or about May 17, 1994, the Company raised $494,100 in a private placement. In connection with the private placement, the Company offered units ("Units") consisting of one share of Common Stock and a warrant to acquire one share of Common Stock for every two Units purchased. Consequently, the following shares of Common Stock and warrants were issued:

                                            Shares of
Purchaser                                   Common Stock    Warrants
- ---------                                   ------------    --------

    H&M Moore Investment Group, Inc.             206,600     103,300
    Howard Moore, as Trustee of the Howard
     Moore Associates, Inc. Retirement Trust      63,400      31,700

          The Units were sold at a purchase price of $1.83 each, which was the average of the closing bid and ask prices for the shares of Common Stock as quoted on NASDAQ for the ten trading days prior to the date of the sale. The warrants have an exercise price of $3.25 per share and are not exercisable until May 17, 1996, and expire on May 17, 2000.

          HMA, in connection with consulting services previously rendered to the Company, was previously granted options to acquire 115,000 shares of the Company's Common Stock. 75,000 options were granted at an exercise price of $1.00, and 40,000 options were granted at an exercise price of $1.50. On or about May 17, 1994, HMA exercised the options and acquired 115,000 shares of Common Stock, for gross proceeds to the Company of $135,000.

          Michael Moore is the son of Howard Moore. On March 29, 1995, the Company entered into a license agreement with Michael Moore under which the Company licensed two product concepts which have since been incorporated into the Company's product line. The Company is obligated under the agreement to pay a royalty of 3% of the gross sales of products incorporating these concepts. The Company can terminate the agreement at any time with 60 days notice, otherwise the agreement will terminate at such time as the Company ceases to sell and market products incorporating the concepts for a period of twelve months. Under the agreement, Michael Moore was paid, or will be paid, royalties of $15,650 for the year ended December 31, 1995.

                                    PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits. The following exhibits have been or are being filed
              --------
herewith, and are numbered in accordance with Item 601 of Regulation S-B:


Exhibit
Number   Description
- ------   -----------

2 Agreement of Purchase and Sale of Stock by and among With Design in Mind International, Inc., Leslie
         Friedland, and Daniel Lesnick, dated October 6, 1993, relating to the acquisition of MJL Marketing Inc., a New
         Jersey corporation. (7)

2.1 Agreement of Purchase and Sale of Stock by and among Janex International, Inc., Malibu Fun Stuffed, Malibu
         Fun Stuffed International Limited, Terence Davis and
         Marie Boule (12)

3.1      Articles of Incorporation. (1)

3.2      Amendment No. 1 to Articles of Incorporation. (3)

3.3      Statement of Resolution Establishing Series for Shares.
         (3)

3.4      Amendment No. 2 to Articles of Incorporation. (3)

3.5      Bylaws of the Company. (2)

3.6 Articles of Amendment to Articles of Incorporation, dated August 11, 1994 and filed on August 16, 1994. (11)

4.1      Specimen Common Stock Certificate. (3)

4.2      Specimen Warrant Certificate. (5)

4.3      Form of Warrant Agreement. (5)

4.4      Amended Form of Representative's Warrants. (4)

4.5      1991 Non-Statutory Stock Option Plan. (5)

4.6      Amendment No. 1 dated January 15, 1993, to 1991 Non-
         Statutory Stock Option Plan. (6)

4.7      Amendment No. 2 dated September 13, 1993, to 1991 Non-
         Statutory Stock Option Plan. (6)

Exhibit
Number   Description
- ------   -----------


4.8      Warrant Agreement dated May 17, 1994, by and between the
         Company and Howard Moore, Trustee of the Howard Moore
         Associates, Inc. Retirement Trust, dated December 30,
         1990. (9)

4.9      Warrant Agreement dated May 17, 1994, by and between the
         Company and H&M Moore Investment Group, Inc. (9)

4.10     Settlement Warrant Agreement dated March 26, 1996, by
         and between the Company and Deco Disc Industries, Inc.
         (14)

10.1     Lease Agreement between With Design in Mind
         International, Inc., a Colorado corporation and Warner
         Center Business Park Properties III, L.P. for premises located at 21700 Oxnard Street, Suite 1610, Woodland
         Hills, CA 91367 dated January 6, 1994. (10)

10.2     Distribution Agreement between With Design in Mind, a
         California corporation and wholly owned subsidiary, and Deco Disc Industries, Inc., a Nevada corporation, dated
         June 1, 1993. (6)

10.3     Employment Contract with Sheldon F. Morick, dated
         February 26, 1993. (6)

10.4     Employment Contract with Daniel Lesnick, dated October
         6, 1993. (6)

10.5     Stock Option Agreement with Sheldon F. Morick, dated
         June 30, 1992. (6)

10.6     Stock Option Agreement with Sheldon F. Morick, dated
         February 26, 1993. (6)

10.7     Stock Option Agreement with Sheldon F. Morick, dated
         November 17, 1993. (6)

10.8     Stock Option Agreement with Michael S. Manahan, dated
         June 30, 1992. (6)

10.9     Stock Option Agreement with Michael S. Manahan, dated
         November 17, 1993. (6)

10.10    Stock Option Agreement with Renee White Fraser, dated
         June 25, 1993. (6)

10.11    Stock Option Agreement with Renee White Fraser, dated
         November 17, 1993. (6)

10.12 Stock Purchase Agreement dated May 17, 1994, by and between the Company and Howard Moore, Trustee of the Howard Moore Associates, Inc. Retirement Trust, dated
         December 30, 1990. (12)

Exhibit
Number   Description
- ------   -----------


10.13    Stock Purchase Agreement dated May 17, 1994, by and
         between the Company and H&M Moore Investment Group, Inc.
         (9)

10.14 Settlement Agreement dated October 17, 1994, by and between the Company and Dentsu Prox Inc. (10)

10.15    Stock Option Agreement with Sheldon F. Morick dated
         April 3, 1995 (13)

10.16    Stock Option Agreement with Daniel Lesnick dated April
         3, 1995 (13)

10.17    Stock Option Agreement with Michael S. Manahan dated
         April 3, 1995 (13)

10.18    Stock Option Agreement with Renee W. Fraser dated April
         3, 1995 (13)

10.19    Employment Contract with Terence Davis, dated August 4,
         1995. (14)

10.20 Settlement Agreement and Specific Release by and between the Company, Deco Disc Industries, Inc., and its shareholders, Donald Spector, Michael Deutch, Barbara
         Carver, and James McGraw dated March 26, 1996 (14)

16       Letter to Securities and Exchange Commission from
         Kellogg & Andelson, dated October 31, 1995 (8)

21       Subsidiaries of the registrant:
         1) With Design in Mind, a California corporation, a wholly owned subsidiary
         2) Janex Corporation, a New Jersey corporation, a wholly owned subsidiary
         3) Pro Gain Company Limited, a Hong Kong corporation, a wholly owned subsidiary
         4) Malibu Fun Stuffed, Inc., a California corporation, a wholly owned subsidiary
         5) Malibu Fun Stuffed International Limited, a Hong Kong corporation, a wholly owned subsidiary

27       Financial Data Schedule
______________________________

(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(3) Filed on August 8, 1990 as an exhibit to the Company's Registration Statement on Form S-1.
(4) Filed on March 20, 1991 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1.
(5) Filed on May 7, 1991 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(6) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.
(7)  Filed as an exhibit to the Company's Form 8-K dated October 6, 1993.
(8)  Filed as an exhibit to the Company's Form 8-K/A dated October 5, 1995.
(9)  Filed as an exhibit to the Company's Form 8-K dated May 17, 1994.
(10) Filed as an exhibit to the Company's Form 8-K dated October 14, 1994.
(11) Filed on December 20, 1994 as an exhibit to the Company's Registration Statement.
(12) Filed as an exhibit to the Company's Form 8-K dated August 4, 1995
(13) Filed as an exhibit to the Company's Form 8-K dated April 3, 1995
(14) Filed herewith.

          b) Reports on form 8-K. The Following reports were filed on form 8-K
             --------------------
          during the last quarter of the fiscal year:

               Date of Report      Item
               --------------      -----------------------------------

               October 5, 1995     Item 4. Changes in Registrants Certifying
                                   Accountant

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                       Balance at                            Balance at
                                                       beginning                                end
                                                        of year      Additions   Deductions   of year
                                                       --------------------------------------------------
1995

Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                   $197,543    $217,727    $205,154     $210,116
                                                         ========    ========    ========     ========
Reserve for unproductive development costs deducted
  from product development costs in balance sheet        $   -       $105,000    $   -        $105,000
                                                         ========    ========    ========     ========
Reserve for unproductive licenses deducted from
 prepaid royalties in the balance sheet                  $   -       $122,500        -        $122,500
                                                         ========    ========    ========     ========


1994

Allowance for doubtful accounts deducted from
  accounts receivable in balance sheet                   $151,983    $482,443    $436,883     $197,543
                                                         ========    ========    ========     ========
Reserve for unproductive development costs deducted
  from product development costs in balance sheet        $   -       $   -       $   -        $   -
                                                         ========    ========    ========     ========
Reserve for unproductive licenses deducted from
 prepaid royalties in the balance sheet                  $   -       $   -           -            -
                                                         ========    ========    ========     ========

                                  SIGNATURES

          In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 3, 1996
                                    JANEX INTERNATIONAL, INC.


                                      By: /s/ Sheldon F. Morick
                                          -------------------------------------
                                       Sheldon F. Morick, Chairman of the Board,
                                        President and Chief Executive Officer

          In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



     Signatures                    Title                              Date
     ----------                    -----                              ----



/s/ Sheldon F. Morick       Chairman of the Board, President       April 3, 1996
- ------------------------
Sheldon F. Morick           Chief Executive Officer and Director



/s/ Michael S. Manahan      Vice President, Chief Financial        April 3, 1996
- ------------------------
Michael S. Manahan          Officer, Treasurer, Secretary,
                            Director and Chief Accounting Officer


/s/ Renee White Fraser      Director                               April 3, 1996
- ------------------------
Renee White Fraser

                                 EXHIBIT INDEX
                                 -------------

                                                                Sequentially
Exhibit                                                             Numbered
Number   Exhibit Description                                            Page
- ------   -------------------                                            ----
2        Agreement of Purchase and Sale of Stock by and
         among With Design in Mind International, Inc.,
         Leslie Friedland, and Daniel Lesnick, dated October
         6, 1993, relating to the acquisition of MJL
         Marketing Inc., a New Jersey corporation. (7)

2.1 Agreement of Purchase and Sale of Stock by and among Janex International, Inc., Malibu Fun
         Stuffed, Malibu Fun Stuffed International Limited,
         Terence Davis and Marie Boule (12)

3.1      Articles of Incorporation. (1)

3.2      Amendment No. 1 to Articles of Incorporation. (3)

3.3      Statement of Resolution Establishing Series for
         Shares. (3)

3.4      Amendment No. 2 to Articles of Incorporation. (3)

3.5      Bylaws of the Company. (2)

3.6      Articles of Amendment to Articles of Incorporation,
         dated August 11, 1994 and filed on August 16, 1994.
         (11)

4.1      Specimen Common Stock Certificate. (3)

4.2      Specimen Warrant Certificate. (5)

4.3      Form of Warrant Agreement. (5)

4.4      Amended Form of Representative's Warrants. (4)

4.5      1991 Non-Statutory Stock Option Plan. (5)

4.6      Amendment No. 1 dated January 15, 1993, to 1991 Non-
         Statutory Stock Option Plan. (6)

4.7      Amendment No. 2 dated September 13, 1993, to 1991
         Non-Statutory Stock Option Plan. (6)

4.8 Warrant Agreement dated May 17, 1994, by and between the Company and Howard Moore, Trustee of the Howard Moore Associates, Inc. Retirement Trust, dated December 30, 1990. (9)

4.9 Warrant Agreement dated May 17, 1994, by and between the Company and H&M Moore Investment Group,
         Inc. (9)

                                                                Sequentially
Exhibit                                                             Numbered
Number   Exhibit Description                                            Page
- ------   -------------------                                            ----
4.10     Settlement Warrant Agreement dated March 26, 1996,
         by and between the Company and Deco Disc
         Industries, Inc. (14)

10.1     Lease Agreement between With Design in Mind
         International, Inc., a Colorado corporation and Warner Center Business Park Properties III, L.P.
         for premises located at 21700 Oxnard Street, Suite
         1610, Woodland Hills, CA 91367 dated January 6,
         1994. (10)

10.2 Distribution Agreement between With Design in Mind, a California corporation and wholly owned subsidiary, and Deco Disc Industries, Inc., a
         Nevada corporation, dated June 1, 1993. (6)

10.3     Employment Contract with Sheldon F. Morick, dated
         February 26, 1993. (6)

10.4     Employment Contract with Daniel Lesnick, dated
         October 6, 1993. (6)

10.5 Stock Option Agreement with Sheldon F. Morick, dated June 30, 1992. (6)

10.6 Stock Option Agreement with Sheldon F. Morick, dated February 26, 1993. (6)

10.7 Stock Option Agreement with Sheldon F. Morick, dated November 17, 1993. (6)

10.8 Stock Option Agreement with Michael S. Manahan, dated June 30, 1992. (6)

10.9 Stock Option Agreement with Michael S. Manahan, dated November 17, 1993. (6)

10.10 Stock Option Agreement with Renee White Fraser, dated June 25, 1993. (6)

10.11 Stock Option Agreement with Renee White Fraser, dated November 17, 1993. (6)

10.12 Stock Purchase Agreement dated May 17, 1994, by and between the Company and Howard Moore, Trustee of the Howard Moore Associates, Inc. Retirement Trust, dated December 30, 1990. (12)

10.13 Stock Purchase Agreement dated May 17, 1994, by and between the Company and H&M Moore Investment Group,
         Inc. (9)

10.14 Settlement Agreement dated October 17, 1994, by and between the Company and Dentsu Prox Inc. (10)

                                                                Sequentially
Exhibit                                                             Numbered
Number   Exhibit Description                                            Page
- ------   -------------------                                            ----
10.15    Stock Option Agreement with Sheldon F. Morick dated
         April 3, 1995 (13)

10.16    Stock Option Agreement with Daniel Lesnick dated
         April 3, 1995 (13)

10.17 Stock Option Agreement with Michael S. Manahan dated April 3, 1995 (13)

10.18    Stock Option Agreement with Renee W. Fraser dated
         April 3, 1995 (13)

10.19    Employment Contract with Terence Davis, dated
         August 4, 1995. (14)

10.20 Settlement Agreement and Specific Release by and between the Company, Deco Disc Industries, Inc., and its shareholders, Donald Spector, Michael
         Deutch, Barbara Carver, and James McGraw dated
         March 26, 1996 (14)

16       Letter to Securities and Exchange Commission from
         Kellogg & Andelson, dated October 31, 1995 (8)

21       Subsidiaries of the registrant:
         1) With Design in Mind, a California corporation, a wholly owned subsidiary
         2) Janex Corporation, a New Jersey corporation, a wholly owned subsidiary
         3) Pro Gain Company Limited, a Hong Kong corporation, a wholly owned subsidiary
         4) Malibu Fun Stuffed, Inc., a California corporation, a wholly owned subsidiary
         5) Malibu Fun Stuffed International Limited, a Hong
            Kong corporation, a wholly owned subsidiary

27       Financial Data Schedule

______________________________

* Note filed herewith.

(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(3) Filed on August 8, 1990 as an exhibit to the Company's Registration Statement on Form S-1.
(4) Filed on March 20, 1991 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1.
(5) Filed on May 7, 1991 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.

(6) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.
(7)  Filed as an exhibit to the Company's Form 8-K dated October 6, 1993.
(8)  Filed as an exhibit to the Company's Form 8-K/A dated October 5, 1995.
(9)  Filed as an exhibit to the Company's Form 8-K dated May 17, 1994.
(10) Filed as an exhibit to the Company's Form 8-K dated October 14, 1994.
(11) Filed on December 20, 1994 as an exhibit to the Company's Registration Statement.
(12) Filed as an exhibit to the Company's Form 8-K dated August 4, 1995
(13) Filed as an exhibit to the Company's Form 8-K dated April 3, 1995
(14) Filed herewith.