Form 10QSB
period 1996-03-31
JANEX INTERNATIONAL INC
filed 1996-05-21
CIK 800454

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1996
                                    --------------

[_] Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to _________

                        Commission file number:  0-17927
                                                 -------

                           JANEX INTERNATIONAL, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Colorado                                              84-1034251
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


       21700 Oxnard Street, Suite 1610, Woodland Hills, California 91367
- --------------------------------------------------------------------------------
                   (Address of principal executive offices)

Issuer's telephone number, including area code:  (818) 593-6777
                                                 --------------

                                Not applicable
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X     No
                                  -----      -----

     As of April 30, 1996, the issuer had 5,046,721 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:
                              Yes         No   X
                                  -----      -----

Total sequentially numbered pages in this document:  16.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                      Sequential
                                                         Page
                                                       Numbers
                                                       -------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets
       (Unaudited) - December 31, 1995 and
       March 31, 1996                                    3 - 4


       Condensed Consolidated Statements of
       Operations (Unaudited) - Three Months
       Ended March 31, 1995 and 1996                         5

       Condensed Consolidated Statements of
       Cash Flows (Unaudited) - Three Months
       Ended March 31, 1995 and 1996                     6 - 7

       Notes to Condensed Consolidated
       Financial Statements (Unaudited) -
       Three Months Ended March 31, 1995
       and 1996                                         8 - 11

     Item 2.  Management's Discussion and
              Analysis or Plan of Operation            12 - 14


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings                             15

     Item 6.  Exhibits and Reports on Form 8-K              15


SIGNATURES                                                  16

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) - ASSETS
                     DECEMBER 31, 1995 AND MARCH 31, 1996

                                     March 31,     December
                                       1996        31, 1995
                                    -----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents         $  162,051    $  783,564
  Certificate of deposit (Note 5)      500,000       500,000
  Accounts receivable, net             463,553       494,987
  Inventories - principally
    finished goods                     509,226       605,623
  Prepaid royalties                    143,495       119,995
  Other current assets                 136,811       143,761
                                    ----------    ----------
Total current assets                 1,915,136     2,647,930

Property and equipment, net            539,894       359,674

Intangible assets, net               2,190,322     2,245,352

Product development costs, net         197,277       184,026

Other assets                                          11,985
                                    ----------    ----------
                                    $4,842,629    $5,448,967
                                    ==========    ==========

                                  (continued)

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) -
               LIABILITIES AND STOCKHOLDERS' EQUITY (CONTINUED)
                     DECEMBER 31, 1995 AND MARCH 31, 1996

                                      March 31,     December
                                        1996        31, 1995
                                     -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Loan payable - bank (Note 5)       $   400,000   $   751,425
  Notes payable - stockholders           458,760       458,760
  Loan payable - agent (Note 6)           85,000
  Note payable                           500,000       500,000
  Accounts payable                       473,895       355,834
  Accrued expenses                       523,387       503,715
  Income taxes payable                     7,815         6,586
                                     -----------   -----------
Total current liabilities              2,448,857     2,576,320
                                     -----------   -----------

Commitments and contingencies
  (Notes 2 and 3)

Stockholders' equity (Note 4):
  Class A convertible preferred
    stock, no par value;
    authorized - 5,000,000 shares;
    issued and outstanding - none
  Common stock, no par value;
    authorized - 20,000,000 shares;
    issued and outstanding -
    5,046,721 shares                  11,138,941    11,054,816
  Accumulated deficit                 (8,745,169)   (8,182,169)
                                     -----------   -----------
Total stockholders' equity             2,393,772     2,872,647
                                     -----------   -----------
                                     $ 4,842,629   $ 5,448,967
                                     ===========   ===========

                      See accompanying notes to condensed
                      consolidated financial statements.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996

                                       1996          1995
                                    ----------    ----------
Net sales                           $  894,306    $  782,754
                                    ----------    ----------

Costs and expenses:
  Cost of sales                        531,695       411,509
  Selling, general and
    administrative expenses            798,872       678,151
  Royalty expense                       33,192        85,049
                                    ----------    ----------
    Total costs and expenses         1,363,759     1,174,709
                                    ----------    ----------

Operating loss                        (469,453)     (391,955)

Other income (expense):
  Interest income                       11,663        14,529
  Interest expense                     (14,795)      (13,807)
  Foreign exchange loss                 (1,194)
  Loss from settlement
   with warrant holder (Note 4)        (84,125)
                                    ----------    ----------
    Total other income (expense)       (88,451)          722
                                    ----------    ----------

Loss before income taxes              (557,904)     (391,233)

Income tax provision                     5,096         1,600
                                    ----------    ----------
Net loss                            $ (563,000)   $ (392,833)
                                    ==========    ==========

Net loss per common share           $     (.11)   $     (.08)
                                    ==========    ==========

Weighted average number of
  common shares outstanding          5,046,721     4,711,721
                                    ==========    ==========

                      See accompanying notes to condensed
                      consolidated financial statements.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Increase (decrease) in cash
and cash equivalents                          1996          1995
                                           ----------    ----------
Cash flows from operating activities:
  Net loss                                 $ (563,000)   $ (392,833)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
    Provision for losses on
      accounts receivable, net                 45,247        14,996
    Amortization                              105,430        90,198
    Depreciation                               31,356        40,536
    Foreign exchange loss                       1,194
    Loss from settlement with warrant
     holder                                    84,125
    Changes in operating assets
      and liabilities:
      (Increase) decrease in -
         Accounts receivable                  (24,115)      576,698
         Inventories                           96,397        44,768
         Prepaid royalties                    (23,500)      (27,962)
         Other current assets                   6,950       (27,787)
         Other assets                          11,985          (306)
      Increase (decrease) in -
         Accounts payable                     118,061      (271,293)
         Accrued expenses                      19,672      (256,173)
         Income taxes payable                   1,229           522
                                           ----------    ----------
Net cash used in operating activities         (88,969)     (208,636)
                                           ----------    ----------

Cash flows from investing activities:
  Additions to property and equipment        (205,467)      (38,722)
  Additions to product development costs      (60,652)      (98,572)
                                           ----------    ----------
Net cash used in investing activities        (266,119)     (137,294)
                                           ----------    ----------

                                  (continued)

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                  (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996

Increase (decrease) in cash
and cash equivalents                          1996          1995
                                           -----------   -----------
Cash flows from financing activities:
   Proceeds from exercise of common
     stock purchase warrants                $            $   64,000
   Repayment of loan payable - bank          (351,425)
   Proceeds from loan payable - agent          85,000
Net cash provided by (used in)              ---------    ----------
   financing activities                      (266,425)       64,000
                                            ---------    ----------

Cash and cash equivalents:
  Net decrease                               (621,513)     (281,930)
  At beginning of period                      783,564     1,072,021
                                           ----------    ----------
  At end of period                          $ 162,051    $  790,091
                                            =========    ==========

                      See accompanying notes to condensed
                      consolidated financial statements.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996


1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization - Janex International, Inc. was incorporated in Colorado on July
- ------------
28, 1986, and is the parent corporation of With Design in Mind, a California corporation, Janex Corporation ("Janex"), a New Jersey corporation, and Malibu Fun Stuffed ("Malibu"), a California corporation, all of which are wholly-owned subsidiaries. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited ("Pro Gains"), a Hong Kong corporation, owned 50% by Janex International, Inc. and 50% by Janex. Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation, is owned 99% by Malibu and 1% by Janex International, Inc. As used in this report, the "Company" refers to Janex International, Inc. and its subsidiaries, unless the context indicates otherwise.

Business - The Company's business is conducted primarily through its
- --------
subsidiaries, Janex, Pro Gains, Malibu and MFSI, and consists mainly of developing, manufacturing (through subcontractors), marketing and selling toys and functional children's products ("Children's Products"). These products include (1) coin and gumball banks, flashlights, battery-operated toothbrushes and clocks marketed under the brand name "Janex" and (2) plush, pool toys, video sets and children's watches marketed under the brand name "Malibu Fun Stuffed!", all of which retail for prices between $3 and $40. The Children's Products are manufactured to the Company's specifications by manufacturers based in Macau, China and the United States, and are sold nationwide to mass merchant retailers, toy specialty stores, department stores and gift shops through a network of independent sales representative firms.

Basis of Presentation - The accompanying consolidated financial statements are
- ---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1996, the results of operations for the three months ended March 31, 1995 and 1996, and the changes in cash flows for the three months ended March 31, 1995 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996


1.  ORGANIZATION AND BASIS OF PRESENTATION (continued)

omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

Seasonality - Because of the seasonality of the Company's business, the results
- -----------
of operations for the three months ended March 31, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Loss Per Share - Net loss per share is based on the weighted average number
- ------------------
of shares of common stock outstanding during the respective periods presented. Common stock equivalents are not included in the calculation of loss per share as their effect would be anti-dilutive.

Pro Forma Information - Malibu and its affiliate, MFSI, were acquired in August
- ---------------------
1995 in a transaction accounted for under the purchase method of accounting. As the combined results of operations of Malibu and MFSI during 1995 were not material in relation to the Company's consolidated results of operations, 1995 pro forma financial information is not presented.

2.  GOING CONCERN

The Company has suffered losses from operations in two out of the last three fiscal years, and had a net loss of $563,000 and a negative cash flow of $621,513 for three months ended March 31, 1996. In addition, the Company's net working capital decreased by $605,331, from working capital of $71,610 at December 31, 1995 to a working capital deficit of $533,721 at March 31, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has been able to continue in operation through the financial support provided by a combination of debt and equity financing. Continued operations depend upon the Company continuing to obtain financing for its activities. Management's plan for the Company includes raising additional working capital through debt and/or equity financing until profitable operations and positive cash flow are achieved and maintained, which management believes are in the near future. However, no assurances can be given that the Company will be successful in

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996


2.  GOING CONCERN (continued)

raising additional capital. Further, should the Company be successful in raising additional capital, there is no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the operations of the Company.


3.  LEGAL PROCEEDINGS

On May 27, 1993, a class action lawsuit (the "Lawsuit") was filed by Kevin J. O'Rourke and Patricia Ann O'Rourke (the "Plaintiffs") against the Company and other parties in the United States District Court for the Central District of California (the "Court"). On May 24, 1994, on Motion by the Company, the Lawsuit was dismissed, but the Plaintiffs were given 45 days to amend their complaint. On July 8, 1994, the plaintiffs filed their Second Amended Complaint. Thereafter, settlement negotiations ensued without success. On May 6, 1996, the Plaintiffs filed a voluntary Request for Dismissal of the Lawsuit, which the Court entered without prejudice on May 7, 1996.

4.  WARRANT AGREEMENT AND SETTLEMENT

Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                  THREE MONTHS ENDED MARCH 31, 1995 AND 1996


4.  WARRANT AGREEMENT AND SETTLEMENT (continued)

the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the three months ended March 31, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.

5.  LOAN PAYABLE - BANK

The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority secured interest in all of the assets of the Company. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. Accordingly, at March 31, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company is currently in negotiations with the bank to restructure and extend the loan agreement, and expects to conclude the negotiations during June 1996. There can be no assurances as to the ultimate resolution of these negotiations.

6.  LOAN PAYABLE - AGENT

Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1996 will be due and payable on January 15, 1997. The agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. On March 22, 1996, the Company opened the stand-by letter of credit to the agent. As of March 31, 1996, the Company had borrowed $85,000 under this credit facility.

7.  SUBSEQUENT EVENTS

(a) The Board of Directors extended the expiration date of the Company's Class A Warrants from May 9, 1996 to May 9, 1999.

(b) Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company)(the "Lender") that expires on October 19, 1999 (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of May 17, 1996, the Company had borrowed $100,000 pursuant to the Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Consolidated Results of Operations - Three Months Ended March 31, 1995 and 1996:

Net Sales
- ---------

     For the three months ended March 31, 1996, net sales increased by $111,552 or 14.3%, to $894,306, as compared to net sales of $782,754 for the three months ended March 31, 1995. The increase in net sales is a result of increased sales to Europe and Canada, as well as sales generated by Malibu Fun Stuffed and its affiliate, Malibu Fun Stuffed International, which the Company acquired in August 1995. A substantial portion of 1996 net sales consisted of products incorporating characters licensed from The Walt Disney Company (42%) and the "Looney Tunes" characters licensed from Warner Bros. Corporation (39%), whereas a substantial portion of 1995 net sales consisted of products incorporating characters licensed from The Walt Disney Company (44%) and characters featured on the television show Mighty Morphin Power Rangers (34%).

     At March 31, 1996, the Company had a backlog of unfilled orders of approximately $4,000,000, comparable with its order backlog of approximately the same amount at March 31, 1995. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general slowdown in order flow in 1996 as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1996.

Gross Profit
- ------------

     For the three months ended March 31, 1996, gross profit was $362,611 or 40.5% of net sales, as compared to $371,245 or 47.4% of net sales for the three months ended March 31, 1995. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The decrease in gross margin in 1996 as compared to 1995 was primarily the result of the Company taking markdowns in 1996 to closeout certain slow-moving inventory.

Selling, General and Administrative Expenses
- --------------------------------------------

     For the three months ended March 31, 1996, selling, general and administrative expenses increased by $120,721, or 17.8%, to $798,872 or 89.3% of net sales, as compared to $678,151 or 86.6% of net sales for the three months ended March 31, 1995. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The increase in selling, general and administrative expenses is consistent with the increase in net sales and included additional costs relating to Malibu Fun Stuffed and Malibu Fun Stuffed International.

Royalty Expense
- ---------------

     For the three months ended March 31, 1996, royalty expense was $33,192 or 3.7% of net sales, as compared to $85,049 or 10.9% of net sales for the three months ended March 31, 1995. Typical royalty contracts include royalty rates ranging from 8% to 16%. The decrease in royalty expense in 1996 as compared to 1995 was primarily the result of a shift in the sales mix in 1996 to a higher proportion of non-royalty sales, which included sales to Europe and sales by Malibu Fun Stuffed and Malibu Fun stuffed International Limited.

Loss from Settlement with Warrant Holder
- ----------------------------------------

     Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the three months ended March 31, 1996, the Company recorded a charge to operations of $84,125 as mangement's estimate of the fair value of the 100,000 common stock purchase warrants.

Net Loss
- --------

     The reasons for the increase in net loss in 1996 as compared to 1995 are summarized above. For the three months ended March 31, 1996, the net loss was $563,000, or $.11 per share, as compared to a net loss of $392,833, or $.08 per share, for the three months ended March 31, 1995 .

Consolidated Financial Condition - March 31, 1996:

Liquidity and Capital Resources
- -------------------------------

     The Company's cash balance decreased by $621,513 to $162,051 at March 31, 1996, as compared to $783,564 at December 31, 1995. The Company's net working capital decreased by $605,331, from working capital of $71,610 at December 31, 1995 to a working capital deficit of $533,721 at March 31, 1996, and the Company's current ratio declined to 78:1 at March 31, 1996 as compared to 1.03:1 at December 31, 1995. For the three months ended March 31, 1996, the Company's operations utilized cash resources of $88,969, as compared to utilizing cash resources of $208,636 for the three months ended March 31, 1995, primarily as a result of a decrease in inventories and an increase in accounts payable during the three months ended March 31, 1996.

     During the three months ended March 31, 1996, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $205,467, and additions to product development costs of $60,652.

     Under the terms of the stock purchase agreement for the acquisition of Janex Corporation, the Company was obligated to pay a $1,000,000 note in semi-annual installments over a three-year period. The first three payments of $166,667 each were made on June 30, 1994, December 31, 1994 and June 30, 1995. At December 31, 1995, the present value of the remaining balance due was $458,760. On December 29, 1995, the note holders agreed to a deferral of the payment due on December 31, 1995 to June 30, 1996. As a condition of the deferral, the Company is obligated to pay the note holders interest on the deferred payments at 9% from December 31, 1995 through the date of payment. The Company has commenced negotiations with the note holders to extend the repayment dates, however, there can be no assurances that the Company will be successful in this regard.

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. Accordingly, at March 31, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company is currently in negotiations with the bank to restructure and extend the loan agreement, and expects to conclude the negotiations during June 1996. There can be no assurances as to the ultimate resolution of these negotiations.

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction, with interest at prime plus 2%. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. If the loan is not fully repaid by October 1, 1996, the remaining balance becomes immediately due and payable. At March 31, 1996, the outstanding balance on this loan was $500,000.

     Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1996 will be due and payable on January 15, 1997. The agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. On March 22, 1996, the Company opened the stand-by letter of credit to the agent. As of March 31, 1996, the Company had borrowed $85,000 under this credit facility.

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999 (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of May 17, 1996, the Company had borrowed $100,000 pursuant to this Agreement.

     The Company believes that its existing cash balance, together with its lines of credit and cash flow from operations, will be sufficient to fund order flow and overhead for the remainder of the fiscal year ending December 31, 1996. However, depending on the availability of financing and the results of its operations, the ability of the Company to fund new licenses and develop new products may be constrained. In order to fund any potential working capital deficiency that may develop in 1996 as a result of the debt repayment obligations referred to above, the Company continues to engage in discussions with various financing sources. There can be no assurances that any additional financing necessary to fund the debt service obligations and/or the operations of the Company will be available on a timely basis and/or under acceptable terms and conditions. To the extent that the Company's sales are limited by the availability of working capital, the Company would be required to reduce operations to a level consistent with its available working capital.

                          PART II.  OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

     On May 27, 1993, a class action lawsuit (the "Lawsuit") was filed by Kevin
J. O'Rourke and Patricia Ann O'Rourke (the "Plaintiffs") against the Company and other parties in the United States District Court for the Central District of California (the "Court"). On May 24, 1994, on Motion by the Company, the Lawsuit was dismissed, but the Plaintiffs were given 45 days to amend their complaint. On July 8, 1994, the Plaintiffs filed their Second Amended Complaint. Thereafter, settlement negotiations ensued without success. On May 6, 1996, the Plaintiffs filed a voluntary Request for Dismissal of the Lawsuit, which the Court entered without prejudice on May 7, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

           27  Financial Data Schedule (electronic filing only)

     (b)  Current Reports on Form 8-K -

           Three Months Ended March 31, 1996:  None.

                                  SIGNATURES
                                  ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            JANEX INTERNATIONAL, INC.
                                            -------------------------
                                                   (Registrant)



Date:  May 20, 1996                    By:  /s/ SHELDON F. MORICK
                                            -------------------------
                                            Sheldon F. Morick
                                            President and Director
                                            (Duly authorized officer
                                            and acting principal
                                            financial officer)