Form 10QSB
period 1996-06-30
JANEX INTERNATIONAL INC
filed 1996-08-19
CIK 800454

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996
                                    -------------

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

                              Yes   X     No
                                  -----      -----

     As of July 31, 1996, the issuer had 5,046,721 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:
                              Yes        No   X
                                  -----     -----

Total sequentially numbered pages in this document:  19.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                                 Sequential
                                                                   Page
                                                                  Numbers
                                                                  -------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance
       Sheets (Unaudited) - December 31,
       1995 and June 30, 1996                                      3 - 4

       Condensed Consolidated Statements of
       Operations (Unaudited) - Three and Six
       Months Ended June 30, 1995 and 1996                             5

       Condensed Consolidated Statements of
       Cash Flows (Unaudited) - Six Months
       Ended June 30, 1995 and 1996                                6 - 7

       Notes to Condensed Consolidated
       Financial Statements (Unaudited) -
       Six Months Ended June 30, 1995
       and 1996                                                   8 - 13

     Item 2.  Management's Discussion and
              Analysis or Plan of Operation                      14 - 18


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                        19


SIGNATURES                                                            20

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)


                                        June 30,     December
                                          1996       31, 1995
                                        --------     --------
ASSETS

Current assets:
  Cash and cash equivalents            $  116,851   $  783,564
  Certificate of deposit (Note 5)         500,000      500,000
  Accounts receivable, net              1,754,245      494,987
  Inventories - principally
    finished goods                        504,790      605,623
  Prepaid royalties                       188,995      119,995
  Other current assets                    206,069      143,761
                                       ----------   ----------
Total current assets                    3,270,950    2,647,930

Property and equipment, net               624,306      359,674

Intangible assets, net                  2,133,447    2,245,352

Product development costs, net            191,994      184,026

Other assets                               35,487       11,985
                                       ----------   ----------
                                       $6,256,184   $5,448,967
                                       ==========   ==========


                                  (continued)

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)


                                         June 30,       December
                                           1996         31, 1995
                                         --------       --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Loan payable - bank (Note 5)           $   400,000    $   751,425
  Notes payable - stockholders                              458,760
  Loan payable - agent (Note 6)              279,877
  Note payable                               500,000        500,000
  Accounts payable                         1,280,660        355,834
  Accrued expenses                           702,321        503,715
  Income taxes payable                        16,166          6,586
                                         -----------    -----------
Total current liabilities                  3,179,024      2,576,320
                                         -----------    -----------
Notes payable - stockholders                 658,760
  (Note 7)

Commitments and contingencies
  (Notes 2 and 3)

Stockholders' equity (Note 4):
  Class A convertible preferred
    stock, no par value;
    authorized - 5,000,000 shares;
    issued and outstanding - none
  Common stock, no par value;
    authorized - 20,000,000 shares;
    issued and outstanding -
    5,046,721 shares                      11,138,941     11,054,816
  Accumulated deficit                     (8,720,541)    (8,182,169)
                                         -----------    -----------
Total stockholders' equity                 2,418,400      2,872,647
                                         -----------    -----------
                                         $ 6,256,184    $ 5,448,967
                                         ===========    ===========

                      See accompanying notes to condensed
                      consolidated financial statements.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                               FOR THE THREE MONTHS          FOR THE SIX MONTHS
                                                  ENDED JUNE 30,                 ENDED JUNE 30,
                                               1996          1995           1996            1995
                                               ----          ----           ----            ----

NET SALES                                   $2,442,732     $2,280,331     $3,337,038      $3,063,085
                                            ----------     ----------     ----------      ----------
COSTS AND EXPENSES:
 Cost of sales                               1,369,050      1,199,151      1,900,745       1,610,660
 Selling, general and administrative           848,999        891,080      1,647,871       1,569,231
 Royalty Expense                               198,338        325,497        231,530         410,546
                                            ----------     ----------     ----------      ----------

 Total costs and expenses                    2,416,387      2,415,728      3,780,146       3,590,437
                                            ----------     ----------     ----------      ----------

OPERATING (LOSS) INCOME                         26,345       (135,397)      (443,108)       (527,352)
                                            ----------     ----------     ----------      ----------

OTHER INCOME (EXPENSE):
 Interest Income                                12,791         18,324         24,454          32,853
 Interest Expense                              (32,168)       (18,286)       (46,963)        (32,093)
 Foreign exchange gain                          18,975              -         17,781               -
 Loss from settlement with warrant holder            -              -        (84,125)              -

 Total other income (expense)                     (402)            38        (88,853)            760
                                            ----------     ----------     ----------      ----------

(LOSS) INCOME BEFORE INCOME TAX                 25,943       (135,359)      (531,961)       (526,592)

INCOME TAX                                       1,315          1,553          6,411           3,153
                                            ----------     ----------     ----------      ----------

NET (LOSS) INCOME                           $   24,628     $ (136,912)    $ (538,372)     $ (529,745)
                                            ==========     ==========     ==========      ==========

(LOSS) INCOME PER COMMON SHARE:

 Primary                                    $     0.01     $    (0.03)    $    (0.11)     $    (0.11)
                                            ==========     ==========     ==========      ==========
 Weighted average number of
  primary shares outstanding                 5,046,721      4,803,534      5,046,721       4,757,881
                                            ==========     ==========     ==========      ==========

Fully diluted                               $     0.01     $    (0.03)    $    (0.11)     $    (0.11)
                                            ==========     ==========     ==========      ==========
Weighted average number of fully
diluted shares outstanding                   5,046,721      4,803,534      5,046,721       4,757,881
                                            ==========     ==========     ==========      ==========

          See accompanying notes to consolidated financial statements.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)




                                               1996          1995
                                           ------------   -----------
Increase (decrease) in cash
and cash equivalents

Cash flows from operating activities:
  Net loss                                 $  (538,372)    $(529,745)
  Adjustments to reconcile net
    loss to net cash used in
    operating activities:
     Provision for losses on
      accounts receivable, net                 (82,587)       61,823
     Amortization                              219,664       197,093
     Depreciation                               52,779       106,551
     Foreign exchange loss
     Loss from settlement with
       warrant holder                           84,125
     Changes in operating assets
       and liabilities:
       (Increase) decrease in -
         Accounts receivable                (1,176,671)     (261,679)
         Inventories                           100,833       (38,488)
         Prepaid royalties                     (69,000)     (104,873)
         Other current assets                  (62,308)       (1,076)
         Other assets                          (23,502)       (2,356)
       Increase (decrease) in -
         Accounts payable                      924,826       196,357
         Accrued expenses                      198,606        81,391
         Income taxes payable                    9,580         1,554
                                           -----------     ---------
Net cash used in operating
  activities                                  (362,027)     (293,448)
                                           -----------     ---------

Cash flows from investing activities:
  Additions to property and
   equipment                                  (317,411)     (283,779)
  Additions to product
   development costs                          (115,727)     (198,426)
                                           -----------     ---------
Net cash used in investing
  activities                                  (433,138)     (482,205)
                                           -----------     ---------

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)



                                              1996         1995
                                           ----------   -----------

Cash flows from financing activities:
  Proceeds from exercise of common
   stock purchase warrants                 $            $   80,000
  Repayment of loan payable - bank          (351,425)
  Proceeds from loan payable -
   shareholder                               200,000
  Proceeds from loan payable -
   agent                                     279,877
  Proceeds from bank loan                         --       420,000
  Payment of shareholder
   note payable                                   --      (166,666)
                                           ---------    ----------

Net cash provided by
  financing activities                       128,452       333,334
                                           ---------    ----------

Cash and cash equivalents:
  Net decrease                              (666,713)     (442,319)
  At beginning of period                     783,564     1,072,021
                                           ---------    ----------
  At end of period                         $ 116,851    $  629,702
                                           =========    ==========

                      See accompanying notes to condensed
                       consolidated financial statements.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


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

Basis of Presentation - The accompanying consolidated financial statements are
- ---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995, and the changes in cash flows for the six months ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


1.   ORGANIZATION AND BASIS OF PRESENTATION (continued)

     Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995, as filed with the Securities and Exchange Commission.

Seasonality - Because of the seasonality of the Company's business, the results
- -----------
of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Income (Loss) Per Share - Net income (loss) per share is based on the
- ---------------------------
weighted average number of shares of common stock outstanding during the respective periods presented. Common stock equivalents are not included in the calculation of income (loss) per share as their effect would be anti-dilutive or it is not material.

Pro Forma Information - Malibu and its affiliate, MFSI, were acquired in August
- ---------------------
1995 in a transaction accounted for under the purchase method of accounting. As the combined results of operations of Malibu and MFSI during 1995 were not material in relation to the Company's consolidated results of operations, 1995 pro forma financial information is not presented.


2.   GOING CONCERN

     The Company has suffered losses from operations in two out of the last three fiscal years, and had a net loss of $538,372 and a negative cash flow of $666,713 for six months ended June 30, 1996. However, the Company's net working capital increased by $20,316, from working capital of $71,610 at December 31, 1995 to working capital of $91,926 at June 30, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


2.   GOING CONCERN (continued)

include any adjustments that might result from the outcome of this uncertainty.

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

4.   WARRANT AGREEMENT AND SETTLEMENT

     Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


4.   WARRANT AGREEMENT AND SETTLEMENT (continued)

statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the six months ended June 30, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.

5.   LOAN PAYABLE - BANK

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. Accordingly, at June 30, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company is currently in negotiations with the bank to restructure and extend the loan agreement, and expects to conclude the negotiations during the latter part of August 1996. There can be no assurances as to the ultimate resolution of these negotiations.

6.   LOAN PAYABLE - AGENT

     Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


6.   LOAN PAYABLE - AGENT (continued)

payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1996 will be due and payable on January 15, 1997. The agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. On March 22, 1996, the Company opened the stand-by letter of credit to the agent. As of June 30, 1996, the Company had borrowed $279,877 under this credit facility.

7.   NOTES PAYABLE - STOCKHOLDERS

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999 (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of June 30, 1996, the Company had borrowed $200,000 pursuant to this Agreement.

Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30,

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


7.   NOTES PAYABLE - STOCKHOLDERS (continued)

1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments are to commence on September 1, 1996. The Company also agreed to provide the note holders with security for the notes. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Janex International Common Stock (restricted), exercisable at a price of $1.45 per share through June 28,2000, with certain "piggy-back" registration rights. The warrants vest in 6-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void.

8.   SUBSEQUENT EVENTS

The Board of Directors extended the expiration date of the Company's Class A Warrants from May 9, 1996 to May 9, 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Consolidated Results of Operations - Six Months Ended June 30, 1996 and 1995:

Net Sales
- ---------

     For the six months ended June 30, 1996, sales increased by $273,953 or 8.9%, to $3,337,038, as compared to sales of 3,063,085 for the six months ended June 30, 1995. The increase in sales is a result of increased sales to Europe and Canada, as well as sales generated by Malibu Fun Stuffed and its affiliate, Malibu Fun Stuffed International, which the Company acquired in August 1995. A substantial portion of 1996 net sales consisted of products incorporating characters licensed from The Walt Disney Company (35%) and the "Looney Tunes" characters licensed from Warner Bros. Corporation (40%), whereas a substantial portion of 1995 net sales consisted of products incorporating characters licensed from The Walt Disney Company (44%) and characters featured on the television show Mighty Morphin Power Rangers (34%).

     At June 30, 1996, the Company had a backlog of unfilled orders of approximately $3.2 million comparable with its order backlog of approximately $4.2 million at June 30, 1995. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general slowdown in order flow in 1996 as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1996.

Gross Profit
- ------------

     For the six months ended June 30, 1996, gross profit was $1,436,293 or 43.0% of sales, as compared to $1,452,425 or 47.4% of sales for the six months ended June 30, 1995. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The decrease in gross margin in 1996 as compared to 1995 was primarily the result of the Company taking markdowns in 1996 to close out certain slow-moving inventory.

Selling, General and Administrative Expenses
- --------------------------------------------

     For the six months ended June 30, 1996, selling, general and administrative expenses increased by $78,640 or 2.6%, to $1,647,871 or 49.38% of net sales, as compared to $1,569,231 or 51.2% of net sales for the six months ended June 30, 1995.

Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The increase in selling, general and administrative expenses is consistent with the increase in sales, and included additional costs relating to Malibu Fun Stuffed and Malibu Fun Stuffed International.

Royalty Expense
- ---------------

     For the six months ended June 30, 1996, royalty expense was $231,530 or 6.9% of sales, as compared to $410,546 or 13.4% of sales for the six months ended June 30, 1995. Typical royalty contracts include royalty rates ranging from 8% to 16%. The decrease in royalty expense in 1996 as compared to 1995 was primarily the result of a shift in the sales mix in 1996 to a higher proportion of non-royalty sales, which included sales to Europe and sales by Malibu Fun Stuffed and Malibu Fun Stuffed International Limited.

Loss from Settlement with Warrant Holder
- ----------------------------------------

     Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the six months ended June 30, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.

Net Loss
- --------

     The reasons for the increase in net loss in 1996 as compared to 1995 are summarized above. For the six months ended June 30, 1996, the net loss was $538,372, or $.11 per share, as compared to a net loss of $529,745, or $.11 per share, for the six months ended June 30, 1995.

Consolidated Financial Condition - June 30, 1996:

Liquidity and Capital Resources
- -------------------------------

     The Company's cash balance decreased by $666,713 to $116,851 at June 30, 1996, as compared to $783,564 at December 31, 1995. The Company's net working capital increased by $20,316, from working capital of $71,610 at December 31, 1995 to working capital of $91,926 at June 30, 1996, and the Company's current ratio increased to 1.029:1 at June 30, 1996 as compared to 1.028:1 at December 31, 1995. For the six months ended June 30, 1996, the Company's operations utilized cash resources of $362,027, as compared to utilizing cash resources of $293,448 for the six months ended June 30, 1995, primarily as a result of a decrease in inventories, an increase in accounts receivable and an increase in accounts payable during the six months ended June 30, 1996.

     During the six months ended June 30, 1996, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $317,411, and additions to product development costs of $115,727.

     Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments are to commence on September 1, 1996. The Company also agreed to provide the note holders with security for the notes. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Janex International Common Stock (restricted), exercisable at a price of $1.45 per share through June 28,2000, with certain "piggy-back" registration rights. The warrants vest in 6-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void.

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. Accordingly, at June 30, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company is currently in negotiations with the bank to restructure and extend the loan agreement, and expects to conclude the negotiations during the latter part of August 1996. There can be no assurances as to the ultimate resolution of these negotiations.

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction, with interest at prime plus 2%. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. If the loan is not fully repaid by October 1, 1996, the remaining balance becomes immediately due and payable. At June 30, 1996, the outstanding balance on this loan was $500,000.

     Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1996 will be due and payable on January 15, 1997. The agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. On March 22, 1996, the Company opened the stand-by letter of credit to the agent. As of June 30, 1996, the Company had borrowed $279,877 under this credit facility.

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on September 19, 1998 (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at

9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of June 30, 1996, the Company had borrowed $200,000 pursuant to this Agreement.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits -

         27  Financial Data Schedule (electronic filing only)

    (b)  Reports on Form 8-K -

         Three Months Ended June 30, 1996: Under Item 5. Other Events, the Company reported that Michael S. Manahan had resigned on April 15, 1996, as a director, vice president, chief financial officer and secretary of the Company. The Company also announced that the expiration date of the Company's Class A warrants was extended from May 9, 1996 to May 9, 1996.

                                  SIGNATURES
                                  ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JANEX INTERNATIONAL, INC.
                                           ------------------------
                                               (Registrant)




Date:                                   By: /s/ SHELDON F. MORICK
                                            -------------------------
                                            Sheldon F. Morick
                                            President and Director
                                            (Duly authorized officer
                                            and acting principal
                                            financial officer)