Form 10QSB
period 1996-09-30
JANEX INTERNATIONAL INC
filed 1996-11-19
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X]  Quarterly Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996
                                    ------------------

[ ]  Transition Report Under Section 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from _________ to _________

                        Commission file number:  0-17927
                                                 -------

                           JANEX INTERNATIONAL, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Colorado                                          84-1034251
-------------------------------                     ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)


21700 Oxnard Street, Suite 1610, Woodland Hills, California 91367
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (818) 593-6777
                                                 --------------

                                 Not applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  -----      -----

     As of October 31, 1996, the issuer had 5,046,721 shares of its common stock outstanding.

Transitional Small Business Disclosure Format:
                              Yes          No   X
                                  -----       -----

Total sequentially numbered pages in this document:  20.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                          Sequential
                                                             Page
                                                            Numbers
                                                            -------

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Condensed Consolidated Balance
       Sheets (Unaudited) - December 31,
       1995 and September 30, 1996                            3 - 4

       Condensed Consolidated Statements of
       Operations (Unaudited) - Three and Nine
       Months Ended September 30, 1995 and 1996                   5

       Condensed Consolidated Statements of
       Cash Flows (Unaudited) - Nine Months
       Ended September 30, 1995 and 1996                      6 - 7

       Notes to Condensed Consolidated
       Financial Statements (Unaudited) -
       Nine Months Ended September 30, 1995
       and 1996                                               8 - 13

     Item 2.  Management's Discussion and
              Analysis or Plan of Operation                  14 - 18


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                    19


SIGNATURES                                                        20

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)


                                           September    December
                                            30, 1996    31, 1995
                                           ----------  ----------
ASSETS

Current assets:
 Cash and cash equivalents                 $  123,992  $  783,564
 Certificate of deposit (Note 5)              500,000     500,000
 Accounts receivable, net                   1,055,525     494,987
 Inventories - principally
  finished goods                              367,901     605,623
 Prepaid royalties                            237,995     119,995
 Other current assets                         180,990     143,761
                                           ----------  ----------
Total current assets                        2,466,403   2,647,930

Property and equipment, net                   667,697     359,674

Intangible assets, net                      2,077,475   2,245,352

Product development costs, net                163,509     184,026

Other assets                                    5,900      11,985
                                           ----------  ----------
                                           $5,380,984  $5,448,967
                                           ==========  ==========




                                  (continued)

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                  (UNAUDITED)



                                        September   December
                                        30, 1996    31, 1995
                                     -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Loan payable - bank (Note 5)        $   400,000   $   751,425
 Notes payable - stockholders                 --       458,760
 Loan payable - agent (Note 6)           282,333
 Note payable                            220,197       500,000
 Accounts payable                        894,230       355,834
 Accrued expenses                        745,645       503,715
 Income taxes payable                     19,112         6,586
                                     -----------   -----------
Total current liabilities              2,561,517     2,576,320
                                     -----------   -----------
Notes payable - stockholders             758,760
 (Note 7)

Commitments and contingencies
 (Notes 2 and 3)

Stockholders' equity (Note 4):
 Class A convertible preferred
  stock, no par value;
  authorized - 5,000,000 shares;
  issued and outstanding - none
 Common stock, no par value;
  authorized - 20,000,000 shares;
  issued and outstanding -
  5,046,721 shares                    11,138,941    11,054,816
 Accumulated deficit                  (9,078,234)   (8,182,169)
                                     -----------   -----------
Total stockholders' equity             2,060,707     2,872,647
                                     -----------   -----------
                                     $ 5,380,984   $ 5,448,967
                                     ===========   ===========



                      See accompanying notes to condensed
                       consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)



                               FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                1996         1995         1996         1995
                                ----         ----         ----         ----

NET SALES                    $2,978,023   $4,530,727   $6,315,061   $7,593,812
                             ----------   ----------   ----------   ----------
COSTS AND EXPENSES:
 Cost of sales                1,697,104    2,473,978    3,597,849    4,084,638
 Selling, general and
  administrative              1,267,796    1,218,009    2,915,667    2,787,240
 Royalty Expense                335,383      553,435      566,913      963,981
                             ----------   ----------   ----------   ----------

 Total costs and expenses     3,300,283    4,245,422    7,080,429    7,835,859
                             ----------   ----------   ----------   ----------

OPERATING (LOSS) INCOME        (322,260)     285,305     (765,368)    (242,047)
                             ----------   ----------   ----------   ----------

OTHER INCOME (EXPENSE):
 Interest Income                  6,692       10,143       31,146       42,996
 Interest Expense               (41,700)     (25,665)     (88,663)     (57,758)
 Foreign exchange gain            6,392            -       24,173            -
 Loss from settlement
  w/warrant holder                    -            -      (84,125)           -
                             ----------   ----------   ----------   -----------

 Total other income
  (expense)                     (28,616)     (15,522)    (117,469)     (14,762)
                             ----------   ----------   ----------   ----------

(LOSS) INCOME BEFORE
 INCOME TAX                    (350,876)     269,783     (882,837)    (256,809)

INCOME TAX                        6,817       30,634       13,228       33,787
                             ----------   ----------   ----------   ----------

NET (LOSS) INCOME            $ (357,693)  $  239,149   $ (896,065)  $ (290,596)
                             ==========   ==========   ==========   ==========

(LOSS) INCOME PER COMMON
 SHARE:

 Primary                     $    (0.07)  $     0.04   $    (0.18)  $    (0.06)
                             ==========   ==========   ==========   ==========
 Weighted average number of
  primary shares
   outstanding                5,046,721    5,352,629    5,046,721    4,810,860
                              =========    =========    =========    =========

Fully diluted                $    (0.07)  $     0.04   $    (0.18)  $    (0.06)
                             ===========  ==========   ==========   ==========
Weighted average number of
 fully diluted shares
 outstanding                   5,046,721   5,425,552    5,046,721    4,810,860
                               =========   =========    =========    =========




          See accompanying notes to consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)



                                            1996         1995
                                         -----------  -----------

Cash flows from operating activities:
  Net loss                                $(896,065)   $(290,596)
  Adjustments to reconcile net
    loss to net cash provided by
    (used in) operating activities:
     Provision for losses on
      accounts receivable, net              (75,856)     179,555
     Amortization                           388,539      325,002
     Depreciation                           113,154      206,884
     Foreign exchange loss
     Loss from settlement with
       warrant holder                        84,125         --
     Changes in operating assets
       and liabilities:
       (Increase) decrease in -
         Accounts receivable               (484,682)    (545,444)
         Inventories                        237,722     (449,486)
         Prepaid royalties                 (118,000)     (87,467)
         Other current assets               (37,229)     (10,536)
         Other assets                         6,085       (1,779)
       Increase (decrease) in -
         Accounts payable                   538,396     (129,826)
         Accrued expenses                   241,930      407,698
         Income taxes payable                12,526           21
                                          ---------    ---------
Net cash provided by (used in)
  operating activities                       10,645     (395,974)
                                          ---------    ---------

Cash flows from investing activities:
  Additio ns to property and
   equipment                               (421,177)    (363,075)
  Additions to product
   development costs                       (200,145)    (266,809)
  Term Deposit                                   --     (100,000)
  Purchase of Malibu Fun Stuffed,
   net of cash acquired                          --      (54,897)
                                          ---------    ---------
Net cash (used in) investing
  activities                               (621,322)    (784,781)
                                          ---------    ---------

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)

                                             1996         1995
                                         -----------  -----------


Cash flows from financing activities:
 Proceeds from exercise of common
  stock purchase warrants                $            $   96,000
 Repayment of loan payable - bank         (351,425)         --
 Proceeds from loan payable -
  shareholder                              300,000          --
 Proceeds from loan payable -
  agent                                    282,333          --
 Proceeds from bank loan                      --         725,000
 Payment of shareholder
  note payable                                --        (139,150
 Repayment of note payable                (279,803)         --
                                         ---------     ---------
Net cash provided by (used in)
 financing activities                      (48,895)      681,842
                                         ---------     ---------


Cash and cash equivalents:
 Net decrease                             (659,572)     (498,913)
 At beginning of period                    783,564     1,072,021
                                         ---------    ----------
 At end of period                        $ 123,992    $  573,108
                                         =========    ==========





                      See accompanying notes to condensed
                       consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


1.  ORGANIZATION AND BASIS OF PRESENTATION

Organization - Janex International, Inc. was incorporated in Colorado on July
------------
28, 1986, and is the parent corporation of With Design in Mind, a California corporation, Janex Corporation ("Janex"), a New Jersey corporation, and Malibu Fun Stuffed ("Malibu"), a California corporation, all of which are wholly-owned subsidiaries. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited ("Pro Gains"), a Hong Kong corporation, owned 50% by Janex International, Inc. and 50% by Janex. Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation, is owned 99% by Malibu and 1% by Janex International, Inc. As used in this report, the "Company" refers to Janex International, Inc. and its subsidiaries, unless the context indicates otherwise.

Business - The Company's business is conducted primarily through its
--------
subsidiaries, Janex, Pro Gains, Malibu and MFSI, and consists mainly of developing, manufacturing (through subcontractors), marketing and selling toys and functional children's products ("Children's Products"). These products include (1) coin and gumball banks, flashlights, battery-operated toothbrushes and clocks marketed under the brand name "Janex" and (2) plush, pool toys, video sets and children's watches marketed under the brand name "Malibu Fun Stuffed!", all of which retail for prices between $3 and $40. The Children's Products are manufactured to the Company's specifications by manufacturers based in Macau, China and the United States, and are sold nationwide to mass merchant retailers, toy specialty stores, department stores and gift shops through a network of independent sales representative firms.

Basis of Presentation - The accompanying consolidated financial statements are
---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995, and the changes in cash flows for the nine months ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1995 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

Seasonality - Because of the seasonality of the Company's business, the results
-----------
of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1996.

Net Income (Loss) Per Share - Net income (loss) per share is based on the
---------------------------
weighted average number of shares of common stock outstanding during the respective periods presented. Common stock equivalents are not included in the calculation of income (loss) per share as their effect would be anti-dilutive or it is not material.

Pro Forma Information - Malibu and its affiliate, MFSI, were acquired in August
---------------------
1995 in a transaction accounted for under the purchase method of accounting. As the combined results of operations of Malibu and MFSI during 1995 were not material in relation to the Company's consolidated results of operations, 1995 pro forma financial information is not presented.


2.  GOING CONCERN

     The Company has suffered losses from operations in two out of the last
three fiscal years, and had a net loss of $896,065   and a negative cash flow of
$659,572 for nine months ended September 30, 1996. The Company's net working capital decreased by $166,724, from working capital of $71,610 at December 31, 1995 to a working capital deficit of $95,114 at September 30, 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


2.  GOING CONCERN (continued)

financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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


4.  WARRANT AGREEMENT AND SETTLEMENT

     Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


4.  WARRANT AGREEMENT AND SETTLEMENT (continued)

statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the nine months ended September 30, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.


5.  LOAN PAYABLE - BANK

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. Accordingly, at September 30, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company recently has concluded negotiations with the bank to extend the maturity date to May 7, 1997, with all other terms of the loan remaining the same.


6.  LOAN PAYABLE - AGENT

     Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


6.  LOAN PAYABLE - AGENT (continued)

payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1996 will be due and payable on January 15, 1997. The agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. On March 22, 1996, the Company opened the stand-by letter of credit to the agent. As of September 30, 1996, the Company had borrowed $282,333 under this credit facility.


7.  NOTES PAYABLE - STOCKHOLDERS

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999 (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of September 30, 1996, the Company had borrowed $300,000 pursuant to this Agreement.

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Consolidated Results of Operations - Nine Months Ended September 30, 1996 and 1995:

Net Sales
---------

     For the nine months ended September 30, 1996, sales decreased by $1,278,751 or 16.8%, to $6,315,061, as compared to sales of 7,593,812 for the nine months ended September 30, 1995. The decrease in sales is a result primarily of the lack of any exciting licenses during the current period. The Walt Disney Company's "Hunchback of Notre Dame" has not met the retailers' expectations and, as a result, many of the major customers of the Company have not been willing to make large inventory commitments. A substantial portion of 1996 net sales consisted of products incorporating characters licensed from The Walt Disney Company (37%) and the "Looney Tunes" characters licensed from Warner Bros. Corporation (42%), whereas a substantial portion of 1995 net sales consisted of products incorporating characters licensed from The Walt Disney Company (44%) and characters featured on the television show Mighty Morphin Power Rangers (34%).

     At September 30, 1996, the Company had a backlog of unfilled orders of approximately $1.2 million comparable with its order backlog of approximately $2.0 million at September 30, 1995. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general slowdown in order flow in 1996 as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1996.

Gross Profit
------------

     For the nine months ended September 30, 1996, gross profit was $2,717,212 or 43.0% of sales, as compared to $3,509,174 or 46.2% of sales for the nine months ended September 30, 1995. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The decrease in gross margin in 1996 as compared to 1995 was primarily the result of the Company taking markdowns in 1996 to close out certain slow-moving inventory.

Selling, General and Administrative Expenses
--------------------------------------------

     For the nine months ended September 30, 1996, selling, general and administrative expenses increased by $128,427 or 4.6%, to $2,915,667 or 46.17% of net sales, as compared to $2,787,240 or 36.7% of net sales for the nine months ended September 30, 1995. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The increase in selling, general and administrative expenses is consistent with the increase in additional costs relating to Malibu Fun Stuffed and Malibu Fun Stuffed International.

Royalty Expense
---------------

     For the nine months ended September 30, 1996, royalty expense was $566,913 or 8.9% of sales, as compared to $963,981 or 12.7% of sales for the nine months ended September 30, 1995. Typical royalty contracts include royalty rates ranging from 8% to 16%. The decrease in royalty expense in 1996 as compared to 1995 was primarily the result of a shift in the sales mix in 1996 to a higher proportion of non-royalty sales, which included sales to Europe and sales by Malibu Fun Stuffed and Malibu Fun Stuffed International Limited.

Loss from Settlement with Warrant Holder
----------------------------------------

     Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the nine months ended September 30, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.

Net Loss
--------

     The reasons for the increase in net loss in 1996 as compared to 1995 are summarized above. For the nine months ended September 30, 1996, the net loss was $896,065, or $.18 per share, as compared to a net loss of $290,596 or $.06 per share, for the nine months ended September 30, 1995.


Consolidated Financial Condition - September 30, 1996:

Liquidity and Capital Resources
-------------------------------

     The Company's cash balance decreased by $659,572 to $123,992 at September 30, 1996, as compared to $783,564 at December 31, 1995. The Company's net working capital decreased by $166,724, from working capital of $71,610 at December 31, 1995 to a working capital deficit of $95,114 at September 30, 1996, and the Company's current ratio decreased to 0.96:1 at September 30, 1996 as compared to 1.028:1 at December 31, 1995. For the nine months ended September 30, 1996, the Company's operations provided cash resources of $10,645, as compared to utilizing cash resources of $395,974 for the nine months ended September 30, 1995, primarily as a result of a decrease in inventories, an increase in accounts receivable and an increase in accounts payable during the nine months ended September 30, 1996.

     During the nine months ended September 30, 1996, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $421,177, and additions to product development costs of $200,145.

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

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. Accordingly, at September 30, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company recently concluded negotiations with the bank to extend the maturity date to May 7, 1997, with all other terms of the loan remaining the same.

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction, with interest at prime plus 2%. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. If the loan is not fully repaid by October 1, 1996, the remaining balance becomes immediately due and payable. At September 30, 1996, the outstanding balance on this loan was $220,197.

     Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1996 will be due and payable on January 15, 1997. The agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. On March 22, 1996, the Company opened the stand-by letter of credit to the agent. As of September 30, 1996, the Company had borrowed $282,333 under this credit facility.

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on September 19, 1998 (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of September 30, 1996, the Company had borrowed $300,000 pursuant to this Agreement.

     The Company believes that its existing cash balance, together with its lines of credit and cash flow from operations, will be sufficient to fund order flow and overhead for the remainder of the fiscal year ending December 31, 1996. In order to fund any potential working capital deficiency that may develop in 1997 as a result of the debt repayment obligations referred to above, the Company continues to engage in discussions with various financing sources. Depending on the availability of financing and the results of its operations, the ability of the Company to fund new licenses and develop new products may be constrained. There can be no assurances that any additional financing necessary to fund the debt service obligations and/or the operations of the Company will be available on a timely basis and/or under acceptable terms and conditions. To the extent that the Company's sales are limited by the availability of working capital, the Company would be required to reduce operations to a level consistent with its available working capital.

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

           27  Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

           Three Months Ended September 30, 1996:  Under Item 5

           Other Events: None

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



                                         JANEX INTERNATIONAL, INC.
                                        -------------------------
                                               (Registrant)




Date:  November 18, 1996           By:   /s/Sheldon F. Morick
                                         ----------------------
                                         Sheldon F. Morick
                                         President and Director