Form 10KSB
period 1996-12-31
JANEX INTERNATIONAL INC
filed 1997-04-15
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549

                                  FORM 10-KSB
(Mark one)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1996

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                       ---
NO
   ----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              ----

The issuer's net revenue for its most recent fiscal year was $7,112,921.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 1, 1997 was $2,860,220

Number of registrant's shares of Common Stock outstanding as of April 1, 1997 was 5,296,721.

Documents incorporated by reference:  None            Page 1 of 69

Exhibit Index Page:  65

                                 PART I
ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development
--------------------

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

          In September 1993 the Company entered into an agreement to purchase all of the outstanding stock of MJL Marketing Inc. ("MJL"), a New Jersey corporation. The acquisition was completed on October 6, 1993. In November 1993 the Company changed the name of MJL to Janex Corporation so that the corporate name would match the brand name under which most of the Janex products are marketed. Under the agreement to purchase MJL, the shareholders of MJL received 1,200,000 shares of the Company's Common Stock (restricted), with certain registration rights, and $600,000 at the closing. An additional $150,000 was to be paid in January 1994 and $1,000,000 was payable on an installment basis over a period of three years. Subsequently the $150,000 note was paid in three equal payments of $50,000 on April 30, June 30 and September 30, 1994. Further, through several extensions, the holders of the $1,000,000 (at December 31, 1996 the amount payable was $500,000) of notes have agreed to extend payments of the notes to February 1, 1998, subject to certain interest payments and the granting of certain warrants. See "Certain Relationships and Related Transactions" and Description of Securities--Friedland Warrants and --Lesnick Warrants."

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

          With the acquisition of Janex in October 1993, the Company made the decision to cease marketing the Great Stuff, Deco Disc, and MicroTheatre product lines. The California subsidiary, WDIM, which prior to this time was the main operating arm of the Company, began a process of winding down operations. As part of that winding down process, the Company entered into negotiations with Dentsu, from whom the Company licensed the MicroTheatre technology, to terminate the agreement under which that technology was licensed. On October 17, 1994, the Company entered into a Settlement Agreement and General Mutual Release with Dentsu, paying the sum of $75,000 in cash and issuing 50,000 shares of restricted Common Stock to Dentsu, with certain registration rights, in full settlement of the Company's obligations owing to Dentsu. The 50,000 shares were registered with the Commission on February 13, 1995.

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

          From October 1993 through to July 1995 the operations of the Company were primarily through Janex and the Hong Kong subsidiary, Pro Gains. By May of 1995 it became apparent that the order flow for 1995 was significantly behind that of 1994, and management became increasingly concerned about the Company's reliance on licensed products, given the volatility of the licensing business and the cost of acquiring licenses. See "Business of Issuer--Competition". Therefore the decision was made to investigate the possibility of adding other product lines, and to evaluate various acquisition opportunities that were presented to the Company for its consideration. As a result, in July 1995, the Company entered into an agreement to acquire all of the outstanding stock of Malibu and its affiliate MFSI ("Malibu Agreement"). The acquisition was completed on August 4, 1995. Under the Malibu Agreement, the shareholders of Malibu and MFSI received 125,000 shares of the Company's Common Stock (restricted) and $50,000 at the closing. In addition, the former shareholders of Malibu were entitled to an earn-out based on the future performance of Malibu and MFSI. However, the former shareholders of Malibu and the Company entered into an agreement, dated June 28, 1996, eliminating the earn-out provisions in return for the issuance of 150,000 shares of Janex International Common Stock (restricted).

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

          The Company merged the operations of Janex and Malibu, and the operations of Pro Gains and MFSI, during 1996. Subsequent to effecting those mergers, the Company will continue to maintain the Janex Product line and the Malibu Product line as two separate product lines.


Business of Issuer
------------------


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

          The Janex Products are targeted for sale by mass merchant retailers for prices ranging from $3 to $30. Generally, the commercial life expectancy of any given Janex Product is virtually unlimited in its generic state (i.e., without a licensed character). For example, the predecessors of Janex marketed battery operated toothbrushes for over twenty years. However, the commercial life span of any particular version of one of the Janex Products is directly tied into the length of the license agreement for the fantasy character incorporated into that product, and the popularity of that fantasy character with consumers. Since most of the Janex Division license agreements are written for a term of two years, and given that the popularity of most fantasy characters is short lived, the Company estimates that the useful life of any given version of the Janex Products will be no more than two years. Although the Company intends to continue to market some version of every one of the Janex Products it now sells for at least the next three years, the Company nevertheless is actively developing new products which could incorporate fantasy characters.

          The Janex Product line currently includes the following: battery operated Power Toothbrush and Stand, battery operated Power Toothbrush (without stand), battery operated Power Flashlight, battery operated hand held Fun Fan, Chalk Board, Book Light, Squeeze Light Figures, Action/Talking Alarm Clock, Action/Talking Bank, Light Pals, Table Fan, Fun Hook, Doll or Action Figure Carrying Case, Gumball Bank, Vinyl Coin Bank, Deluxe Doll Carrier, Deluxe Doll Diaper Bag, Budget Doll Bedding Assortment, Doll Comforter and Pillow Set, and Lil' Miss Executive Play Set.

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

          The Malibu Products include the following: Wee Wet Pets, Tub-a-Ducky, Wee Wet Pet Kid-a-Rounds, Slide-O-Bunny, Slide-O-Monkey, Cookie Muncher, Kid-a-Round Horses, Fire Engines and Police Cars, Card Pals, Wide-A-Wake Ups, Hat Box Dolls, Shoe Box Dolls, Sweet Angel Dolls, Pez Watches, Pez Fashion Accessories, Nutcracker Puppet & Video Set, Peter Cottontail Puppet & Video Set, Peter and the Wolf Puppet & Video Set, Train Adventure Video Set, Kids Music Video Set and Mr. Baby Proofer.

          The Company intends to add at least six new products in 1997, and at least another six products in 1998, subject to the availability of working capital. See "Management's Discussion and Analysis or Plan of Operations-- Liquidity and Capital Resources." The concentration of new product introductions will be on products of similar characteristics to those already in the Company's product lines, i.e., similar retail price levels, the capability of incorporating a fanciful licensed character (for Janex Products), similar target age groups, functional or toys, suitable for manufacture through existing or similar factories, and suitable for distribution through existing distribution channels. The Company intends to continue to include in its strategy for product line growth the possibility of acquiring other companies, particularly where potential acquisition candidates offer product line, manufacturing or marketing synergies.

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


Marketing, Distribution and Customers

          The Company sells its products nationwide to retailers primarily through a network of independent sales representative firms. One of those independent sales representative firms is owned by a shareholder of the Company. That firm represents the Company's products to three of its largest customers. See "Certain Relationships and Related Transactions." The Company's products are displayed at two major consumer product shows in January and February of each year, and at a number of smaller specialty market shows throughout the year. Marketing activities for the Company's product lines primarily target mass merchant retailers in the United States and Canada, such as Kmart, Wal-Mart, Target, and Toys R Us, as well as smaller regional merchants, drug chains, department stores and gift stores. In 1996 Wal-Mart and Toys R Us represented 10% and 21% of the Company's revenues, respectively.

          The product marketing strategy for the Janex Product line is to market the line as a selection of products for children that are primarily functional in nature, may in certain circumstances be used as toys, incorporate licensed characters where possible, are marketed under one brand name, Janex, and that retail for prices between $3 and $30. The brand name provides an umbrella for all products which helps both the sell-in of the product line to retailers, and the sell-through to customers.

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

          Historically the Company has not incurred any significant costs in connection with research and development and does not expect to do so in the foreseeable future. The Company keeps the direct investment in research and development on new products to a minimum by entering into agreements with product researchers/inventors providing for ongoing royalty participation should a given product be brought to market. Once the decision has been made to include a product in one of the Company's product lines, the Company typically incurs start-up costs in the range of $5,000 to $20,000 for each version of that product introduced. Such costs include producing one or more prototypes of a product, obtaining licensor approval (if it is licensed) on concept, artwork and sculpting, and acquiring any required molds and tooling for production. Subject to the availability of funds, the Company expects to spend approximately $500,000 in 1997 for start-up costs pertaining to new products.

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

          For the Janex Products, the Company seeks licenses which may open up additional target market groups. As an example, the Pocahontas character on a battery operated toothbrush is a suitable product for a four year old girl. That same battery operated toothbrush with a Batman character on it would be a suitable product for a seven year old boy. As a result, the Company endeavors as part of its product development program to ensure that it has spread its available license acquisition funds across a range of licenses, rather than investing heavily in only one or two licenses. Subject to the availability of funds, the Company expects to spend approximately $200,000 in 1997 on the acquisition of new licenses, exclusive of ongoing royalties.


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

          Since the Janex Division relies upon licensed characters as the primary method of differentiating its products from those of other companies, revenues tend to be a function of the general popularity of the characters licensed by the Company vis-a-via those characters licensed to competing companies. Further, the Janex Products account for the majority of the sales of the Company. (See "--Management's Discussion and Analysis or Plan of Operations"). As a result, more traditional indicators of revenue stability such as the state of the economy, market share, financial strength and/or weakness of the company and historical growth rate offer limited insight as tools to predict future performance. Thus, the strength, or weakness, of the licenses held by the Company can be expected to a have a major influence on revenues and profitability, and over time it would not be unexpected for the Company to experience both significant upward and downward fluctuations in sales. These upward and downward swings in revenue associated with "fad" or "hit" licenses that generate tremendous sales volumes for short periods make the business of selling products that incorporate licensed fantasy characters extremely volatile, in comparison to businesses that do not sell products that incorporate licensed fantasy characters, and that do not sell products that are considered fads.

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

--------------------------------------------------------------------------------
1. The respective licensors in each instance have registered, own and/or control the trademark, registered trademarks and/or copyright rights to the characters licensed and the characters, likenesses thereof, names, pictures, drawings and any other associations with those characters are used by the Company strictly under license from the respective licensor.

          The Company has entered into a number of license agreements for the use of licensed fantasy characters on its products. These license agreements typically run for two years, require a payment of royalties on sales of up to 16%, require royalty advances of up to $50,000, and in some instances have guaranteed royalties of up to $200,000. The following is a list of the current licensors to the Company and the characters licensed:

          - The Walt Disney Company for Mickey's Stuff for Kids, Pocahontas, The Hunchback of Notre Dame, Gargoyles, Hercules and 101 Dalmatians/1/

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

--------------------
/1/ The respective licensors in each instance have registered, own and/or control the trademark, registered trademarks and/or copyright rights to the characters licensed and the characters, likenesses thereof, names, pictures, drawings and any other associations with those characters are used by the Company strictly under license from the respective licensor.

          At December 31, 1995, the backlog of orders was approximately $1.0 million, and at December 31, 1996, the backlog of orders was approximately $1.25 million.


Employees

          As of April 1, 1997, the Company had seven full-time employees. The full-time employees were engaged as follows: one in accounting, one in administration and sales support, three in marketing and product development and two in general and sales management. The Company has never experienced a work stoppage and the Company believes that relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.



ITEM 2.  DESCRIPTION OF PROPERTY.

          The Company entered into a lease, effective April 1, 1994, for 2,202 square feet of office space in a multi-tenant high rise building located at 21700 Oxnard Street, Woodland Hills, California (the "Office"). The Company and the Landlord amended the lease, effective January 1, 1996, providing the Company with an additional 2,460 square feet of space adjacent to its current offices, and extended the expiration date of the lease to December 31, 2000. The lease allows for its early termination anytime after March 1997, provided that the Company enters into another lease with the landlord in the same complex. Effective April 1, 1997, the Company entered into an agreement to sublease a portion of the facility to a third party for the balance of the lease.

          With the acquisition of Malibu, the Company acquired the lease on 4,432 square feet of industrial warehouse space in a multi-tenant industrial complex located at 5312 Derry Avenue, Suites Q & R, Agoura Hills, California (the "Warehouse"). The lease expires on March 31, 1998. In December, 1995, the Company sublet the Warehouse for the remaining term of the lease. The rental income under the sublease is approximately equal to the rent the Company is obligated to pay.



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

          On May 6, 1996, the Plaintiffs filed a voluntary request for Dismissal of Lawsuit which the court entered without prejudice on May 7, 1996.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS.

Price Range of Outstanding Common Stock

      On October 16, 1989, the Common Stock began trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and has been quoted on NASDAQ since that date except for the period from June 7, 1990, to June 18, 1990. The following table sets forth the high and low bid prices for each fiscal quarter from January 1, 1995, through December 31, 1996, as reported by the National Association of Securities Dealers. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transaction.


Year Ended December 31, 1996             High(1)    Low(1)
------------------------------           ------     ------

First Quarter                             $2.25      $1.00
Second Quarter                            $2.06      $1.25
Third Quarter                             $2.13      $1.00
Fourth Quarter                            $2.13      $1.06

Year Ended December 31, 1995             High       Low
------------------------------           ----       ---

First Quarter                             $4.50      $2.00
Second Quarter                            $3.38      $1.75
Third Quarter                             $2.75      $1.50
Fourth Quarter                            $2.38      $1.13

(1) The closing price on NASDAQ on April 1, 1997 was $0.56 per share of Common Stock. As of April 1, 1997, the Company had approximately 830 shareholders of record.

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

      By May of 1995 it became apparent that the order flow for 1995 was significantly behind that of 1994, and management became increasingly concerned about the Company's reliance on licensed product, given the volatility of the licensing business and the cost of acquiring licenses. See "Business of Issuer - Competition". Therefore the decision was made to investigate the possibility of adding other product lines, and to evaluate various acquisition opportunities that were presented to the Company for its consideration. As a result, on August 4, 1995, the Company acquired Malibu and its Hong Kong affiliate MFSI. See "Liquidity and Capital Resources". The two acquired companies operate in tandem similar to Janex and Pro Gains. Together they develop, manufacture (through subcontractors) and market toys and novelty gift items, selling primarily in the United States to mass merchant retailers, chain stores, and specialty stores, both FOB the Company's warehouse in Baltimore, Maryland, and FOB Hong Kong.


Results of Operations of the Company

The following table sets forth, for the periods indicated, the relative percentage that certain income and expense items bear to net sales.


                                Year Ended     Year Ended
                               December 31,   December 31,
                                   1996           1995
                               -------------  -------------

Net sales                             100.0%         100.0%
Cost of sales                          61.1           56.8
                                     ------         ------
                                       38.9           43.2

Royalties                              14.0           13.3
Selling, general
  & administrative expenses            49.3           31.9
                                     ------         ------
Operating loss                        (24.6)          (2.0)

Other expense                         (15.5)          (9.8)
                                     ------         ------
Loss before taxes                     (41.1)         (11.8)

Income tax expense                     (0.2)          (0.4)
                                     ------         ------

Net loss                              (40.3)%        (12.2)%
                                     ======         ======


Material Changes in Results of Operations
Fiscal Years Ended December 31, 1996 and December 31, 1995

      Sales for the year ended December 31, 1996, were $7,112,921, as compared to $9,355,021 for the year ended December 31, 1995, a decrease of $2,242,100 or 24%. The net loss for the year ended December 31, 1996, was $2,865,439, or $0.56 per share, compared to net loss of $1,137,82 2 for the year ended December 31, 1995, or net loss of $0.23 per share.

      Sales during the year ended December 31, 1996, were primarily from shipment of products incorporating characters licensed from The Walt Disney Company, which generated sales of $2,735,273, or 38% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., which generated sales of $2,467,849, or 35% of total sales. This compares to sales during the year ended December 31, 1995, when licenses from The Walt Disney Company generated sales of $3,774,000, or 40% of total sales, and licenses from Warner Bros. generated $2,822,000, or 30% of total sales.

      Sales for Janex and Malibu ("Domestic Sales") for the year ended December 31, 1996, were $1,789,985, or 25% of sales, and sales for Pro Gains and MFSI ("FOB Hong Kong") for the year ended December 31, 1996, were $5,322,936, or 75% of sales. This compares to Domestic Sales for the year ended December 31, 1995, of $1,792,577, or 19% of total sales, and FOB Hong Kong sales for the year of $7,562,444 or 81% of total sales. Since Janex and Pro Gains, and Malibu and MFSI, operate in tandem as two profit centers, the net profit of each entity viewed alone would not be meaningful. In general, products sold by Janex and Malibu generate a slightly greater gross profit than those sold by Pro Gains and MFSI to compensate for the higher costs of servicing domestic business, including the costs of carrying inventory, and the costs of carrying trade receivables. While management does not anticipate any major change in the percentages of total sales generated from Domestic Sales and FOB Hong Kong shipments, it is the customer that ultimately decides whether the goods are shipped FOB a United States warehouse, or FOB Hong Kong.

      Sales for the year ended December 31, 1995, included $493,406 of sales, or 5.3% of total sales, generated by the recently acquired Malibu and MFSI.

      Gross profit was 38.9% for the year ended December 31, 1996, as compared to 43.2% for the year ended December 31, 1995. Management sets prices on most products to achieve a gross profit of between 45% and 50%. The 1996 gross profit was negatively affected by the write down of inventories of approximately $100,000 during the year, and by the sales of product during the year of approximately $92,000 at or below cost. In addition, gross profit generated on sales of Malibu Products was 35%, well below the target rate set for the Company overall. Management believes that the gross profit on the Malibu Products will improve as a result of changes being made in the design of the products, and the factories that produce those products. Gross profits are expected to be in the 45% to 50% range in 1997.

      Royalty expense was $1,002,429 for the year ended December 31, 1996, or 14.0% of sales, as compared to royalties of $1,239,656 for the year ended December 31, 1995, which was 13.3% of sales. The increase in royalties as a percentage of sales is a result of including a reserve of $240,000 against royalty guarantees made on contracts under which management expects to generate insufficient product sales to meet the guarantees. This increase is offset somewhat by an increase in sales of products that do not incorporate licensed characters. Royalty expense for the year ended December 31, 1995, included a reserve of $122,500 against royalty advances made on contracts under which management expects to generate insufficient product sales to recoup those advances. Most of the Company's products, when sold, will require payment of royalties ranging from 12% to 20% of the selling price.

      Selling, general and administrative ("SG&A") expenses were $3,509,706, or 49.3% of sales, for the year ended December 31, 1996, as compared to $2,980,006, or 31.9% of sales, for the year ended December 31, 1995. SG&A expenses increased as a percentage of sales due to the significant decrease in sales volume in 1996 over that of 1995, with no corresponding decrease in SG&A. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the year ended December 31, 1996, was $2,497,212, $509,751 or 26%, greater than in 1995. SG&A increased during 1996 primarily as a result of increases in payroll costs of 33.3%, or $347,863, increases in travel and accommodation costs of 7.0%, or $12,490, increases in sales and marketing costs of 20.0%, or $43,025, increases in product development costs of 16.0%, or $3,528, increases in communication costs of 37.4%, or $47,167, increases in office expense of 5.9% or $1,868, increases in occupancy costs of 11.2% or $8,230, increases in insurance costs of 19.2% or $5,387 and increases in financial costs of 60.4% or $60,635. These increases were offset by decreases in professional fees & investor relations of 11.8%, or $20,442. Product development costs for 1995 included a reserve of $105,000 against product development costs associated with licenses under which management expects to generate insufficient sales to recover the cost of those product development costs.

      The variable selling cost component of SG&A was $1,012,494 for the year ended December 31, 1996, or 14.2% of sales, compared to $992,545 for the year ended December 31, 1995, which was 10.6% of sales. Variable selling costs include sales representative's commission, agent's commission, freight, product liability insurance, testing fees and other charges that vary directly with sales volume. Management expects variable selling costs to be between 10% and 12% of sales. Variable selling costs were slightly higher in 1996 as compared to 1995 as a result of an increase in the cost of local transportation charges in Hong Kong for moving customer orders from the factory to the delivery point, and as a result of an increase in the fee being charged by the Company's Hong Kong agent.

      Interest expense for the year ended December 31, 1996, was $353,516, as compared to $89,429 for the year ended December 31, 1995, an increase of $264,087 or 29.5%. The increase was primarily attributable to an increase in the use of the Company's credit facilities to finance operations during peak business periods as a result of the overall decrease in sales during the year. Also, due to loan restructures and issuance of stock options, $180,477 was charged to imputed interest for the year ended December 31, 1996 in relation to common stock options and warrants issued during the year.

      During 1995, the Company recorded income tax expense of $12,485, compared to income tax expense in 1995 of $36,909. The Company does not expect there to be any federal income tax liability for 1996, as the Company suffered a net loss. The income tax expense relates to income tax paid primarily on state tax returns and Hong Kong income tax on profits of MFSI.

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


Liquidity and Capital Resources

      The Company had negative cash flow from operating activities of $712,787 for the year ended December 31, 1996, compared to a negative cash flow in 1995 of $690,506. The difference between the 1996 cash flow and the 1995 cash flow from operating activities resulted primarily from an increase in net loss of $1,727,617. Accounts receivable decreased by $187,221 and accounts payable and accrued expenses increased by $790,274, as a consequence of the drop in revenues between 1995 and 1996. Inventories decreased by $35,986. Prepaid and other assets increased by $76,541 and amortization and depreciation increased by $84,051.

      The Company used $734,420 in investing activities for the year ended December 31, 1996, compared to using $857,418 in 1995. The decrease in cash used in investing activities relates primarily to a slight decrease in expenditures to build tools and molds and to develop new products. During the year ended December 31, 1995, the Company invested $453,118 in additions to property, plant and equipment, of which approximately $424,000 was for tooling for new products, and the Company invested $349,403 in product development costs. Additionally, the Company used cash of $54,897 in the purchase of Malibu and MFSI, net of cash acquired. During 1996 the Company made comparable investments of $430,007 in property, plant and equipment, of which approximately $333,000 was for tooling for new products, and the Company invested $304,413 in product development costs.

      The Company generated $850,259 from financing activities during the year ended December 31, 1996, compared to generating $1,259,467 during 1995. The cash generated from financing activities came primarily from an decrease in bank debt of $351,425, a private loan transaction of $31,356, proceeds from the exercise of warrants of $64,000 and proceeds of stockholder notes payable of $656,240 and proceeds of loans payable-agent of $450,088.

      The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be sufficient to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1997. Accordingly, the Company must obtain additional financing in order to maintain its current level of operations. If financing is not obtained in the immediate future, then the company wil have to reduce operations to a level consistent with available working capital. The Company is actively seeking additional sources of fiancing, including but not limited to a merger with or acquistion by another company. There can be no assurances that any such additional financing will be available on a timely basis and/or under acceptable terms. The Company has experienced recurring losses from operations, negative cash flows and decereases in working captial. The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern.

      The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. Accordingly, at December 31, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company negotiated with the bank to extend the maturity date to May 7, 1997, with all other terms of the loan remaining the same.

      The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the line is HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At December 31, 1996, the Company had advances under this line for discounted letters of credit of $9,235. The cash advances under the line are treated as reductions in accounts receivable.

      Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999 (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. The Company recorded imputed interest of $111,786 from the issuance of these warrants. As of December 31, 1996, the Company had borrowed $500,000 pursuant to this Agreement. In addition, the Company has used an additional $100,000 as security to issue the stand-by letter of credit in connection with a loan payable to the Company's Hong Kong agent . The unamortized loan charge at December 31, 1996, was $210,158.

      Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. The

Company also agreed to provide the note holders with security for the notes. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Janex International Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void. The Company recorded imputed interest of $55,668 from the issuance of these warrants and another $13,023 from the extension of the notes. The outstanding loan balance and unamortized loan charge as of December 31, 1996, was $500,000 and $120,997.

      In addition, as part of the June 28, 1996 Agreement, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding principal balance as of December 31, 1996, was $115,000.

      On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate (8.5% at December 31, 1996) per annum. In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance. If the loan is not fully paid off by December 31, 1997, the remaining balance and accrued interest will be paid off no later than January 31, 1998. The balance of this note payable at December 31, 1996 is $531,356.

      Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the agent. As of December 31, 1996, the Company had borrowed $271,789 under this credit facility.

      Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. As of December 31, 1996, the Company had borrowed $178,299 under this credit facility.

      On August 4, 1995, the Company acquired all of the outstanding stock of Malibu, a California corporation, and its then affiliated Hong Kong company, MFSI. Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former stockholder of the acquired companies, and paid $50,000 cash. The Company recorded the acquisition using the purchase method of accounting. Under this method, the allocation of the purchase price to Malibu's and MFSI's assets and liabilities is required to reflect fair value. The Company allocated the excess of purchase price over net assets acquired to goodwill. In addition, the former stockholders of Malibu and MFSI were entitled to an earn-out based on future performance off Malibu and MFSI. In October 1996, the Company revised this agreement and issued the former owners of Malibu 150,000 shares of restricted common stock in exchange for cancellation of the earn-out provisions of the agreement. The common stock was valued at $1.00 per share, which was management's estimate of the fair value at the time. Accordingly, $150,000 was recorded as compensation expense.

      Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are excisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $0.64 per share in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the year ended December 31, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.

      During the year ended December 31, 1995, the Company received $147,200 from a warrant holder pursuant to the warrant holder exercising warrants to purchase 230,000 shares of the Company's Common Stock.

      During the year ended December 31, 1996, the Company received $64,000 from a warrant holder pursuant to the warrant holder exercising warrants to purchase 100,000 shares of the Company's common stock.

      As of December 31, 1996, the Company had cash and certificates of deposit of $686,616, working capital deficit of ($1,192,746) and a current ratio of
 .61-to-1. This compares to cash of $1,283,564, working capital of $71,610 and a current ratio of 1.03-to-1 as of December 31, 1995. The Company had, at December 31, 1996, consolidated stockholders' equity of $775,725, as compared to consolidated stockholders' equity at December 31, 1995, of $2,872,647.

  As of December 31, 1996, the Company has a deferred tax asset of $3,843,268 resulting from net operating loss carry forwards and other temporary differences. It is not possible at this time to determine that the realization of the deferred tax assets is more likely than not; accordingly, a valuation reserve has been established for the full amount.

New Accounting Standards

      Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The adoption did not have a material effect on the Company's financial position or results of operations.

      Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. SFAS 123 also encourages, but does not require companies to record compensation cost for stock-based employee compensation. The Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.



Inflation

      Management believes that inflation has not had a significant impact on the Company's costs and profits during the past two years.

ITEM 7.  FINANCIAL STATEMENTS.

                                                              Page
                                                             Number
                                                             ------

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORTS               26

CONSOLIDATED FINANCIAL STATEMENTS:

     Balance Sheet as of December 31, 1996                      27

     Statements of Operations for the years ended
     December 31, 1996 and December 31, 1995                    28

     Statement of Changes in Stockholders' Equity for the
     years ended December 31, 1996 and December 31, 1995        29

     Statements of Cash Flows for the years ended
     December 31, 1996 and December 31, 1995                    30

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                  32-51


Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Janex International, Inc.
Woodland Hills, California

We have audited the accompanying consolidated balance sheet of Janex International, Inc. as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the ac counting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janex International, Inc. as of December 31, 1996, and the consolidated results of their operations and their cash flows for the each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, including a net loss of $2,865,439 for the year ended December 31, 1996, negative cash flows of $596,948 for the year ended December 31, 1996, and negative working capital of $1,192,746 at December 31, 1996. The Company has also been slow and delinquent in paying its accounts payables and other obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                                BDO SEIDMAN, LLP



Los Angeles, California
March 21, 1997

                           JANEX INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEET

                                                             December 31,
                                                                1996
                                                             -----------
Assets (Notes 7 and 8)
Current assets
  Cash and cash equivalents                                  $    186,616
  Certificate of deposit (Note 7)                                 500,000
  Accounts receivable, net of allowance of $202,634               230,479
  Inventories (Note 2)                                            569,637
  Prepaid royalties                                               182,465
  Other current assets                                            179,108
                                                             ------------

Total current assets                                            1,848,305

Property and equipment, net (Note 4)                              476,355
Intangible assets, net (Note 6)                                 2,021,551
Product development costs, net (Note 5)                           242,471
Deferred loan charges (Note 8)                                    331,155
Other assets                                                       11,939
                                                             ------------

                                                               $4,931,776
                                                             ============

Liabilities and Stockholders' Equity
Current liabilities
  Loan payable - bank (Note 7)                               $    400,000
  Loans payable - agent (Note 11)                                 450,088
  Note payable (Note 10)                                          531,356
  Accounts payable                                                809,308
  Accrued expenses (Note 9)                                       848,359
  Income taxes payable (Note 12)                                    1,940
                                                             ------------

Total current liabilities                                       3,041,051

Notes payable - stockholders (Note 8)                           1,115,000
                                                             ------------

Total liabilities                                               4,156,051

Commitments and contingencies (Note 14)

Stockholders' equity (Note 13):
  Class A convertible preferred stock, no par value,
  5,000,000 shares authorized; none issued and outstanding              -
  Common stock, no par value; 20,000,000 shares authorized;
  5,296,721 shares issued and outstanding                      11,268,816
  Additional paid-in capital                                      554,517
  Accumulated deficit                                         (11,047,608)
                                                             ------------

Total stockholders' equity                                        775,725
                                                             ------------
                                                               $4,931,776
                                                             ============

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      Years ended December 31,
                                                     -------------------------
                                                        1996           1995
                                                     -------------------------

Net sales                                            $ 7,112,921   $ 9,355,021
                                                     -----------   -----------

Costs and expenses
 Cost of sales                                         4,348,280     5,315,659
 Selling, general and administrative (Note 16)         3,509,706     2,980,006
 Royalty expense (Note 14)                             1,002,429     1,239,656
                                                     -----------   -----------

Total cost and expenses                                8,860,415     9,535,321
                                                     -----------   -----------

Operating loss                                        (1,747,494)     (180,000)
                                                     -----------   -----------

Other income (expense)
 Interest income                                          38,995        53,300
 Interest expense                                       (353,516)      (89,429)
 Foreign exchange loss  (Notes 2 and 15)                  (7,844)       (4,963)
 Depreciation                                           (313,326)     (270,947)
 Amortization                                           (469,769)     (608,574)
                                                     -----------   -----------

Total other income (expense)                          (1,105,460)     (920,613)
                                                     -----------   -----------

Loss before income taxes                              (2,852,954)   (1,100,913)

Income tax provision (Note 11)                            12,485        36,909
                                                     -----------   -----------

Net loss                                             $(2,865,439)  $(1,137,822)
                                                     ===========   ===========

Loss per common share                                $     (0.56)  $     (0.23)
                                                     ===========   ===========

 Weighted average number of shares outstanding         5,161,242     4,860,447
                                                     ===========   ===========


         See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                Common Stock          Additional                       Total
                                          -----------------------      Paid-in        Accumulated   Stockholders'
                                             Shares      Amount        Capital          Deficit        Equity
                                          ----------  -----------      -------        -----------   -------------
Balance
 at January 1, 1995                        4,691,721  $10,579,116   $      -          $(7,044,347)  $3,534,769

Issuance of common stock
 due to exercise of warrants
  (Note 13)                                  230,000      147,200          -                    -      147,200

Acquisition of Malibu
 and MFSI (Note 13)                          125,000      328,500          -                    -      328,500

Net loss                                           -            -          -           (1,137,822)  (1,137,822)

                                          ----------  -----------   --------          -----------   ----------

Balance
 at December 31, 1995                      5,046,721   11,054,816          -           (8,182,169)   2,872,647

Issuance of common stock
warrants due to
settlement agreement (Note 13)                     -            -     84,125                    -       84,125

Issuance of common stock
 due to exercise of warrants
  (Note 13)                                  100,000       64,000          -                    -       64,000

Issuance of common stock in
 lieu of Malibu Fun Stuffed
 earn-out (Note 13)                          150,000      150,000          -                    -      150,000

Issuance of common stock
 warrants (Note 8)                                 -            -    470,392                    -      470,392

Net loss                                                                   -           (2,865,439)  (2,865,439)
                                          ----------  -----------   --------          -----------   ----------

Balance
 at December 31, 1996                      5,296,721  $11,268,816   $554,517         $(11,047,608)  $  775,725
                                          ==========  ===========   ========          ===========   ==========


         See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Years ended December 31,
                                                                                              -------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                                 1996                 1995
                                                                                              -------------------------------
Cash flows from operating activities
 Net loss                                                                                     $(2,865,439)        $(1,137,822)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
   Provision for losses on accounts receivable                                                     76,787              61,903
   Amortization of licensing relationships,
    trademarks and goodwill (Note 6)                                                              223,885             193,367
   Amortization of product development costs                                                      245,884             415,207
   Amortization of loan charges (Note 8)                                                          180,477                   -
   Depreciation                                                                                   313,326             270,947
   Unrealized foreign exchange losses                                                               7,844               4,963
   Issuance of common stock in lieu of earn-out (Note 13)                                         150,000                   -
   Issuance of stock warrants (Note 13)                                                            84,125                   -
   Changes in assets and liabilities, net of effects from
   purchase of Malibu and MFSI (Note 1):
    Increase (decrease) from changes in:
     Accounts receivable                                                                          187,721             405,671
     Inventories                                                                                   35,986            (201,134)
     Prepaid royalty                                                                              (62,470)             17,910
     Prepaids and other assets                                                                    (76,541)            (49,612)
     Accounts payable                                                                             445,630            (330,395)
     Accrued expenses                                                                             344,644            (318,954)
     Income tax payable                                                                            (4,646)            (22,557)
                                                                                              -----------            --------

Net cash used in operating activities                                                            (712,787)           (690,506)
                                                                                              -----------            --------

Cash flows from investing activities
 Additions to property and equipment                                                             (430,007)           (453,118)
 Additions to product development costs                                                          (304,413)           (349,403)
 Payment for purchase of Malibu and MFSI,
  net of cash acquired (Note 1)                                                                         -             (54,897)
                                                                                              -----------            --------

Net cash used in investing activities                                                            (734,420)           (857,418)
                                                                                              -----------            --------

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Years ended December 31,
                                                    -----------------------
Increase (Decrease) in Cash and Cash Equivalents       1996        1995
                                                    ----------  -----------
Cash flows from financing activities
 Proceeds/(payments) from/to bank loan               (351,425)     751,425
 Proceeds from note payable                            31,356      500,000
 Proceeds from loans payable - agent                  450,088           --
 Issuance of stockholder notes payable                656,240           --
 Proceeds from stockholder note payable                    --     (139,158)
 Proceeds from exercise of warrants and
  common stock options                                 64,000      147,200
                                                    ---------   ----------

Net cash provided by financing activities             850,259    1,259,467
                                                    ---------   ----------

Net decrease in cash and cash equivalents            (596,948)    (288,457)

Cash and cash equivalents, at beginning of year       783,564    1,072,021
                                                    ---------   ----------

Cash and cash equivalents, at end of year           $ 186,616   $  783,564
                                                    =========   ==========

Supplemental disclosure of cash flow information
 Cash paid during the year for:
  Interest                                          $ 128,515   $   68,216
  Income taxes                                      $  17,131   $   59,466
                                                    =========   ==========

Supplemental schedule of noncash investing and financing activities


In 1996, the Company issued warrants of $470,392 pertaining to a loan extension and opening of line of credit. Deferred loan charges pertaining to the loan extension and line of credit was $331,155 at December 31, 1996; $180,477 was amortized during the year (see Note 8).

In August 1995, the Company issued 125,000 shares of common stock of $328,500 to acquire all of the outstanding stock of Malibu Fun Stuffed and its related company Malibu Fun Stuffed International Limited ("MFSI"). The Company allocated the excess of the purchase price over the net assets of the acquired companies of $422,220 to goodwill.



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

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu, a California corporation, and its then affiliated Hong Kong company, MFSI.
Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former stockholder of the acquired companies, and paid $50,000 cash. The Company recorded the acquisition using the purchase method of accounting. Under this method, the allocation of the purchase price to Malibu's and MFSI's assets and liabilities is required to reflect fair value. The Company allocated the excess of purchase price over net assets acquired to goodwill (see Note 6). In addition, the former stockholders of Malibu and MFSI were entitled to an earn-out based on future performance of Malibu and MFSI. In 1996, in lieu of this arrangement, the Company issued 150,000 shares of common stock to the former stockholders of Malibu and MFSI and the earn-out was cancelled (Note 13). The Company recorded $150,000 as compensation expense in connection with the issuance of these shares, which was the fair value at the date of the grant.

The Company's business is conducted primarily through its subsidiaries, Janex, Pro Gains, Malibu and MFSI. The Company's business consists mainly of developing, manufacturing (through subcontractors), marketing and selling toys and functional children's products ("Children's Products"). These products include 1) coin and gumball banks, flashlights and battery operated toothbrushes marketed under the brand name "Janex" and 2) plush, dolls, video sets and children's watches marketed under the brand name "Malibu Fun Stuffed!", all of which retail for prices between $3 and $40. The Children's Products are manufactured to the Company's specifications by manufacturers based in Macau, China and the United States and are sold nationwide to mass merchant retailers, toy specialty stores, department stores and gift shops, through a network of independent sales representative firms.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the operations of the Company, its wholly owned subsidiaries, WDIM, Janex, Pro Gains, Malibu and MFSI.

The results of operations for Malibu and MFSI have been included in the accompanying statements of operations for the year ended December 31, 1996, and for the period from the acquisition date of August 4, 1995 through December 31, 1995. All significant intercompany accounts and balances have been eliminated in consolidation.

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

Intangible Assets

Intangible assets resulting from business acquisitions, consist of cost in excess of net assets of subsidiaries acquired (goodwill), licensing relationships and trademarks. Goodwill is being amortized on a straight-line basis over the period of expected benefit of 10 to 20 years. Licensing relationships and trademarks are being amortized over 9 to 15 years using the straight-line method. Management has a policy to review goodwill and other productive assets at each quarterly balance sheet date for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Product Development Costs

Product development costs consist of product design and development (through subcontractors) for the various toys and children's products the Company sells. The designs are stated at the lower of cost or net realizable value and amortized on a straight-line basis over a 1 to 2 year period. Such costs are periodically reviewed each year based on management's estimates of sales of related products. Product development costs are written off when management believes they provide no future benefit.

Deferred Loan Charges

Deferred loan charges are amortized over the expected terms of the related loans or notes payable.

Concentration of Credit Risk and Major Customers

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

The Company's two largest customers totaled approximately 31% and 50% of net sales in 1996 and 1995 and 11% and 18% of accounts receivable at December 31, 1996 and 1995 (see Note 15). The loss of either of these major customers could have a material adverse effect on the results of the Company's operations. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral to support customer receivables.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, loans payable, notes payable, accounts payable and accrued expenses approximate fair value because of their short maturity.

It is not practicable to estimate the fair value of the notes payable - stockholders due to their related party nature.

Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforward and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if on the weight of available evidence it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss per Common Share

Loss per common share is based upon the weighted average number of shares of common stock outstanding and common stock equivalents (common stock options and warrants), when dilutive. For 1996 and 1995, common stock equivalents were anti-dilutive.

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

Reclassifications

Certain items previously reported in specific financial statements captions have been reclassified to conform with the 1996 presentation.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued)

New Accounting Standards

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured. The adoption did not have a material effect on the Company's financial position or results of operations.

Statements of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123) establishes a fair value method accounting for stock-based compensation plans and for transactions in which an entity acquires goods or services from non-employees in exchange for equity instruments. The Company adopted this accounting standard on January 1, 1996. In accordance with SFAS No. 123, the Company has chosen to continue to account for stock-based compensation utilizing the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options and warrants is measured as the excess, if any, of the fair market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Also, in accordance with SFAS 123, the Company has provided footnote disclosure with respect to stock-based employee compensation. The cost of stock-based employee compensation is measured at the grant date based on the value of the award and recognizes this cost over the service period. The value of the stock based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the stock as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

NOTE 3 - GOING CONCERN

The Company has suffered recurring losses from operations, has a net loss of $2,865,439 and negative cash flow of $596,948 for the year ended December 31, 1996. At December 31, 1996, the Company's working capital position had decreased to a negative $1,192,746. These conditions raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 3 - GOING CONCERN  (Continued)

The Company has been able to continue in operation through the financial support provided by a combination of both debt and equity financing. Continued operations depend upon the Company continuing to obtain financing for its activities. Management's plan for the Company includes raising additional working capital through debt and/or equity financing acquisition or merger until profitable operations and positive cash flow are achieved and maintained. However, no assurances can be given that the Company will be successful in raising additional capital. Further, should the Company be successful in raising additional capital, there is no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the operations of the Company.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 1996:

                                                              Amount
                                                           ------------

Leasehold improvements                                     $     2,506
Equipment and furniture                                        139,419
Molds                                                        1,573,865
                                                           -----------

                                                             1,715,790
Accumulated depreciation                                    (1,239,435)
                                                           -----------

                                                           $   476,355
                                                           ===========

NOTE 5 - PRODUCT DEVELOPMENT COSTS

Product development costs consisted of the following at December 31, 1996:

                                                              Amount
                                                            ----------
Product development costs                                   $ 903,081
Accumulated amortization                                     (660,610)
                                                             --------

                                                            $ 242,471
                                                             ========


                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 6 - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 1996:

                                                                  Amount
                                                                -----------

Licensing relationships                                         $  795,014
Trademarks                                                         385,129
Goodwill                                                         1,459,724
                                                                ----------

                                                                 2,639,867
Accumulated amortization                                          (618,316)
                                                                ----------

                                                                $2,021,551
                                                                ==========

NOTE 7 - LOAN PAYABLE - BANK

The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. Accordingly, at December 31, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company negotiated with the bank to extend the maturity date to May 7, 1997, with all other terms of the loan remaining the same.

The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the line is HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At December 31, 1996, the Company had advances under this line for discounted letters of credit of $9,235. The cash advances under the line are treated as reductions in accounts receivable.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)


NOTE 8 - NOTES PAYABLE - STOCKHOLDERS

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guaranty of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of December 31, 1996, the Company had borrowed $500,000 pursuant to this Agreement. In addition, the Company has used an additional $100,000 as security to issue a stand-by letter of credit in connection with the loan payable to the Company's Hong Kong agent (See Note 11).

Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Janex International Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in a six-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void. The outstanding loan balance as of December 31, 1996, was $500,000.

The Company recorded $470,392 of imputed interest from the issuance of stock warrants noted in the above two paragraphs.

In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of December 31, 1996 was $115,000.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 9 - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 1996:


                                                                    Amount
                                                                   --------

Accrued royalties                                                  $464,671
Accrued commissions                                                 189,164
Accrued interest                                                     28,643
Other accrued expenses                                              165,881
                                                                   --------
                                                                   $848,359
                                                                   ========

NOTE 10 - NOTE PAYABLE

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate (8.5% at December 31, 1996) per annum.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. If the loan is not fully paid off by December 31, 1997, the remaining balance and accrued interest will be paid off no later than January 31, 1998. The balance of this note payable at December 31, 1996 is $531,356.

NOTE 11 - LOAN PAYABLE - AGENT

Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $300,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $100,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1996, the Company had borrowed $271,789 under this credit facility.

                           JANAX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 11 - LOAN PAYABLE - AGENT  (Continued)

Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its Agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998.

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1996, the Company had borrowed $178,299 under this credit facility.

NOTE 12 - INCOME TAXES

The income tax provision, all of which is current, consists of the following for the years ended December 31, 1996 and 1995:


                                                    Years ended December 31,
                                                   --------------------------
                                                      1996            1995
                                                   ----------      ----------

Current
  Federal                                                  --              --
  State                                                 5,167          33,790
  Foreign                                               7,318           3,119
                                                    ---------       ---------
  Income tax provision                             $   12,485      $   36,909
                                                    =========       =========

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 12 - INCOME TAXES  (Continued)

The Company's total deferred tax assets and deferred tax asset valuation allowance at December 31, 1996 are as follows:


                                                                   Amount
                                                                -----------
Deferred tax assets:
  Provision for losses on accounts receivable                   $    67,363
  Inventory reserve                                                  19,485
  Product development costs                                           8,660
  Inventory capitalization                                           38,848
  State income taxes                                                    669
  Net operating loss carryforward                                 3,714,775
                                                                 ----------

Total deferred tax assets                                         3,849,800

Deferred tax liability:

  Accumulated depreciation and amortization                          (6,532)
                                                                 ----------

Net deferred tax assets                                           3,843,268

Less:  Valuation allowance                                        3,843,268
                                                                 ----------

                                                                $         -
                                                                 ==========


The net deferred tax assets have a 100% valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax assets will be realized.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 12 - INCOME TAXES  (Continued)

The income tax provision and the applicable income taxes from the extraordinary item differs from the amount computed by applying the U.S. Federal income tax rate (34%) because of the effect of the following items:

                                                                                                Years ended December 31,
                                                                                              ---------------------------
                                                                                                 1996              1995
                                                                                              ----------        ----------

U.S. Federal statutory rate applied to pretax income                                          $(970,004)        $(374,310)
Permanent differences                                                                             2,861             4,608
State income taxes, net of Federal benefit                                                        5,167            33,790
Tax effect of unrecognized net operating loss carryforward                                      967,143           369,702
Income tax for foreign subsidiaries                                                               7,318             3,119
                                                                                               ---------         ---------

Income tax provision                                                                          $  12,485         $  36,909
                                                                                               =========         =========

At December 31, 1996, the Company had federal and state net operating loss (NOL) carry forwards of approximately $8,444,000 and $2,324,000, respectively. NOL carry forwards can be used to offset future taxable income. If not used, the federal and State NOL carryforwards will expire through 2011 and 2001, respectively. Federal tax rules impose limitations on the use of NOL carryforwards from a change in ownership. The loss before taxes related to the foreign subsidiaries for the years ended December 31, 1996 and 1995 were $1,098,974 and $235,000, respectively.

NOTE 13 - STOCKHOLDERS' EQUITY

Common Stock

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu, a California corporation, and its affiliated Hong Kong company, MFSI. Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former owners of the acquired companies, and paid $50,000 at the closing. In addition, the former shareholders of Malibu were entitled to an earn-out based on the future performance of Malibu and MFSI. In October 1996, the Company revised this agreement and issued the former owners of Malibu 150,000 shares of restricted common stock in exchange for cancellation of the earn-out provisions of the agreement. The common stock was valued at $1.00 per share, which was management's estimate of the fair value at the time. Accordingly, $150,000 was recorded as compensation expense.

During 1996 the Company received $64,000 from the warrant holders pursuant to their exercising 100,000 warrants to purchase 100,000 shares of the Company's stock.

During the year ended December 31, 1995, the Company received $147,200 from a warrant holder pursuant to the warrant holder exercising warrants to purchase 230,000 shares of the Company's common stock.

                           JANEX INTERNATIONAL,INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 13 - STOCKHOLDERS' EQUITY  (Continued)

Common Stock  (Continued)

During the year ended December 31, 1996, under the terms of a warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock, the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share, in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement and failure to update the registration statement. As a result of the foregoing transaction, during the year ended December 31, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.

Stock Options and Warrants

The Company has used stock options and warrants in connection with compensation to employees, certain other agreements, and private placements. Options and warrants granted, exercised and forfeited were as follows:

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 13 - STOCKHOLDERS' EQUITY  (Continued)

Stock Options and Warrants (Continued)



                                                                   Weighted
                                                                   Average
                                                                   Exercise
                                                  Options           Price
                                                 ----------        --------

Balance at January 1, 1995                         787,000         $   1.34

Granted                                            216,000             2.13
                                                 ----------         -------

Balance at December 31, 1995                     1,003,000             1.51

Granted                                          1,493,986             1.39
Exercised                                         (100,000)             .64
Forfeited                                          (51,750)            1.57
                                                 ----------         -------

Balance at December 31, 1996                     2,345,236         $   1.47
                                                 ==========         =======

The weighted average at the date of grant for options and warrants granted during the years ended December 31, 1996 and 1995 were $0.41 and $0.74, respectively.

Options and warrants as of December 31, 1996 are as follows:


                     Outstanding                                                   Exercisable
-------------------------------------------------------------------      --------------------------------------
                                            Weighted Average                            Weighted Average
                                            -----------------------                     -----------------------
                 Warrants                                                Warrants
Price              and                 Exercise          Exercise          and      Exercise        Exercise
Per Share        Options                Price         Life in Years      Options     Price       Life in Years
---------------------------------------------------------------------------------------------------------------

$ 0.840            270,000          $  0.640               5.0           270,000   $ 0.640            5.0
  0.850            131,250             0.850               5.0           131,280     0.850            5.0
  1.180            100,000             1.180               5.0           100,000     1.180            5.0
  1.250             25,000             1.250               4.0                 0     0.000            0.0
  1.450          1,364,986             1.450               3.9           617,496     1.450            3.8
  1.500            127,000             1.500               5.0           127,000     1.500            5.0
  1.625              4,000             1.625               5.0             2,000     1.625            5.0
  2.125            188,000             2.125               5.0           104,000     2.125            5.0
  3.250            135,000             3.250               6.0           134,700     3.250            6.0
---------------------------------------------------------------------------------------------------------------

Total            2,345,236          $   1.47               4.6         1,486,446   $  1.45            4.6
                 =========           =======           =======         =========    ======           ====


                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 13 - STOCKHOLDERS' EQUITY  (Continued)

Stock Options and Warrants (Continued)

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1996 and 1995 would have been reduced to the pro forma amounts presented below:


                                                         1996          1995
                                                     ------------  ------------
   Net loss
     As reported                                     $(2,865,439)  $(1,137,822)
     Pro forma                                       $(2,938,392)  $(1,215,845)

   Net loss per share
     As reported                                     $      (.56)  $      (.23)
     Pro forma                                       $      (.57)  $      (.25)


The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for years ended December 31, 1996 and 1995: expected life of 4.4 and
5.1 years, expected volatility of 22.5%, risk-free interest rate of 6%, and a 0% dividend yield.

Due to the fact that the Company's options and warrants vest over several years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous options and warrant grants. The above numbers do not include the effect of options and warrants granted prior to 1995 that vested in 1995 and 1996.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 14 - COMMITMENTS AND  CONTINGENCIES

Operating Leases

The Company leases its current facility under a noncancelable operating lease. The Company and the landlord amended the lease, effective January 1, 1996, providing the Company with additional space, and extended the expiration of the lease to December 31, 2000. The lease allows for its early termination anytime after March 1997, provided that the Company enters into another lease with the landlord in the same complex. Effective April 1, 1997, the Company entered into an agreement to sublease a portion of the facility to a third party for the balance of the lease. The Company also leases the facilities previously occupied by Malibu under a noncancelable operating lease which expires March 31, 1998. The Company is currently subleasing these facilities to a third party. The monthly rental income derived from the sublease is approximately the same as the rent expense. At December 31, 1996, the total minimum lease rental payments are as follows:


  December 31,                                                        Amount
  ------------                                                       --------

     1997                                                            $129,700
     1998                                                             108,800
     1999                                                             101,800
     2000                                                             101,800
                                                                     --------

                                                                     $442,100
                                                                     ========

Total rental expense was $77,313 and $72,950 for the years ended December 31, 1996 and 1995, respectively.

Royalties

At December 31, 1996, the Company has commitments for minimum guaranteed royalties under licensing agreements as follows:


  December 31,                                                        Amount
  ------------                                                       --------

     1997                                                            $460,900
     1998                                                             200,000
     Thereafter                                                        53,500
                                                                     --------

                                                                     $714,400
                                                                     ========

Total royalty expense was $1,002,429 and $1,239,656 for the years ended December 31, 1996 and 1995, respectively.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


Legal Proceedings

On May 27, 1993 a class action suit was filed against the Company, among others. The Company and the Plaintiffs agreed upon the principal terms of a settlement. However, due to regulatory complications, no formal settlement had been reached. Thereafter, settlement negotiations ensured without success. On May 6, 1996, the Plaintiffs filed a voluntary Request for Dismissal of the Lawsuit, which the Court entered without prejudice on May 7, 1996.

NOTE 15 - SEGMENT INFORMATION

The Company had sales to certain customers comprising 10% or more of total sales. The following table sets forth the percentage of sales of these customers to total domestic sales and total foreign sales.

                                                     1996            1995
                                                -------------   -------------
                                                United   Hong   United   Hong
                                                States   Kong   States   Kong
                                                --------------  -------------

Customer A                                           9%    26%      10%    31%
Customer B                                           0     14       35     22
                                                ------  -----   ------  -----

                                                     9%    40%      45%    53%
                                                ======= =====   ======  =====

In 1996, customer A and customer B represented 21% and 10% of the Company's sales. In 1995, customer A and customer B represented 26% and 24% of the Company's sales.

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 15 - SEGMENT INFORMATION  (Continued)

A summary of the Company's operations by geographical area for the years ended December 31, 1996 and 1995 were as follows:

                                                                                      Adjustments
                                                             United         Hong           and
                                                             States         Kong      Eliminations   Consolidated
                                                          -----------   ------------  -------------  -------------
    1996
    Net sales:
     Customers                                            $ 1,789,985   $ 5,322,936    $         -    $ 7,112,921
     Intercompany                                           2,068,200       707,945     (2,776,145)             -
                                                          -----------   -----------   ------------   ------------

    Total revenue                                         $ 3,858,185   $ 6,030,881    $(2,776,145)   $ 7,112,921
                                                          ===========   ===========   ============   ============
    Operating loss                                        $(1,031,424)  $  (716,070)  $          -    $(1,747,494)
    Interest income                                                                                        38,995
    Interest expense                                                                                     (353,516)
    Foreign exchange loss                                                                                  (7,844)
    Depreciation and amortization                                                                        (783,095)
                                                                                                     ------------

    Loss before income taxes                                                                           (2,852,954)
    Income tax provision                                                                                   12,485
                                                                                                     ------------

    Net loss                                                                                         $ (2,865,439)
                                                                                                     ============

    Identifiable assets                                   $ 7,448,172   $ 1,543,550    $(4,602,980)   $ 4,388,742
    Corporate assets                                                                                      543,034
                                                          ===========   ===========   ============   ------------

    Total assets                                                                                      $ 4,931,776
                                                                                                     ============

    Total liabilities                                                                                 $ 4,156,051
                                                                                                     ============

    1995
    Net sales:
     Customers                                            $ 1,792,577   $ 7,562,444    $         -    $ 9,355,021
     Intercompany                                           2,768,202       627,174     (3,395,376)             -
                                                          -----------   -----------   ------------   ------------

    Total revenue                                         $ 4,560,779   $ 8,189,618    $(3,395,376)   $ 9,355,021
                                                          ===========   ===========   ============   ============
    Operating loss                                        $  (280,083)  $   (99,783)                  $  (180,300)
    Interest income                                                                                        53,300
    Interest expense                                                                                      (89,429)
    Foreign exchange loss                                                                                  (4,963)
    Depreciation and amortization                                                                        (879,521)
                                                                                                     ------------

    Loss before income taxes                                                                           (1,100,913)
    Income tax provision                                                                                   36,909
                                                                                                     ------------

    Net loss                                                                                         $ (1,137,822)
                                                                                                     ============
    Identifiable assets                                   $ 5,290,291   $ 1,299,823    $(1,766,290)   $ 4,823,824
    Corporate assets                                                                                      625,143
                                                          ===========   ===========   ============   ============

    Total assets                                                                                      $ 5,448,967
                                                                                                     ============

    Total liabilities                                                                                 $ 2,576,320
                                                                                                     ============

                           JANEX INTERNATIONAL, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 15 - SEGMENT INFORMATION  (Continued)

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

NOTE 16 - RELATED PARTY TRANSACTIONS

The Company pays commissions at the rate of 4% of net sales generated by a company owned by a major stockholder, relating to customers located in New York, New Jersey, Connecticut and Pennsylvania. Commissions on such sales of approximately $3,025,000 and $4,750,000 amounted to $113,675 and $189,953 for the years ended December 31, 1996 and 1995, respectively, which are included in selling, general and administrative expenses. Accrued commissions included in accrued expenses and accounts payable, on such sales amounted to $68,007 as of December 31, 1996. The Company also rented showroom space from this major stockholder for which the Company paid $27,400 during 1996. In addition, the Company utilizes the services of a public warehouse facility in Baltimore, Maryland that is owned by the father of the major stockholder for a fee based on the amount of goods received and shipped. Fees amounted to $62,852 and $78,108 for the years ended December 31, 1996 and 1995.

The former father-in-law of the major stockholder has an informal oral arrangement with the Company whereby he guarantees a $255,000 letter of credit from the Company to one of its licensors. The letter of credit expires on November 30, 1998. Howard Moore Associates, Inc. ("HMA"), of which the former father-in-law of the major stockholder is the sole shareholder and President, has a Royalty Agreement with the Company whereby HMA receives a commission of 1% of the net revenue received by the Company from sales of products using a certain company's trademark and certain licensed characters. Under the Royalty Agreement, HMA was paid, or will be paid, $19,499 for the year ended December 31, 1996, and was paid $33,060 for the year ended December 31, 1995.

NOTE 17 - DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES

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

    None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth information regarding the Company's executive officers and directors as of December 31, 1996:



Name                         Age                 Position
------------------------------------------------------------------------

Sheldon F. Morick             59         Chairman of the Board, President, Chief
                                         Executive Officer, Treasurer and
                                         Director

Renee White Fraser            44         Director

Daniel Lesnick                45         Janex Corporation, Executive Vice
                                         President (1)

Lawrence Bernstein            56         Janex Corporation, Executive Vice
                                         President (2)

Terence F. Davis              50         Janex Corporation, Vice President of
                                         Sales

Michael D. Handelman          37         Janex Corporation, Vice President and
                                         Chief Financial Officer

---------------------------

(1) Resigned effective February 1, 1997.  (2) Resigned effective March 15, 1997.


    Sheldon F. Morick, has been President, Chief Executive Officer and a Director of the Company since June 30, 1992. He has been Treasurer since April 15, 1996, when Michael Manahan resigned. He was previously Executive Vice President and a Director of the Company from April 1, 1992, to June 29, 1992. From July 1990 to April 1992, Mr. Morick was President and Chief Executive Officer of Original Marketing Corp., Woodland Hills, California, a full service sales and marketing consulting firm which he founded. From February 1987 to June 1990, Mr. Morick was President, Chief Executive Officer and a Director of

International Tropic-Cal, Inc., Commerce, California, a distributor of nationally branded sunglasses and fashion accessories. From June 1984 to August 1986, Mr. Morick was President, Chief Executive Officer and a Director of Revell, Inc., Los Angeles, California, a domestic and international hobby kit manufacturer. Prior to that, from April 1981 to February 1984, Mr. Morick was a co-founder and Senior Vice President of General Consumer Electronics, Santa Monica, California which was acquired by the Milton Bradley Company. Mr. Morick was formerly Senior Vice President-Sales and Distribution of Mattel Toys, Hawthorne, California. Mr. Morick received a bachelor of foreign trade degree at the Thunderbird School of International Management, Phoenix, Arizona, and a B.S. in Business Administration from Cornell University, Ithaca, New York.


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

    Lawrence Bernstein, has been an Executive Vice President of Janex since April 1996. From February 1994 to February 1996, Mr. Bernstein was Executive Vice President of Micro Games of America, North Hills, California, where he was the head of research and development and marketing, involving electronic toys and hand-held electronic games. From June 1993 to February 1994, Mr. Bernstein was President of CLB Design, Los Angeles, California, involved in product development consulting. From June 1991 to June 1993, Mr. Bernstein was Senior Vice President of Mattel Toys, El Segundo, California, where he was the head of sales, manufacturing and research and development for the game division.


    Terence F. Davis, has been Vice President of Sales of Janex since May 1, 1996. From July 1992 to April 30, 1996, Mr. Davis was President of Malibu, the company he founded, which is now a wholly owned subsidiary of Janex International, Inc. From June 1991 to June 1992, he was Vice President of Caltoy, Inc., a California toy manufacturer. From July 1990 to June 1991 he was Executive Vice President and a Director of Art Guard, Inc., a California security device manufacturer. Previously Mr. Davis held senior sales positions with such major toy manufacturers as Hasbro, Inc. and Tomy Corporation.
Mr. Davis also provided consulting services to several major toy manufacturers.

    Michael D. Handelman, has been Vice President, Chief Financial Officer of Janex since August 1996. From October 1993 to December 1995, Mr. Handelman was Vice President, Chief Financial Officer of LAK Acquisition Corp which owned the Los Angeles Kings hockey franchise. From April 1988 to October 1993 he was a senior manager for the public accounting firm of Amsterdam & Dressler, CPA's. Prior to that, Mr. Handelman spent 9 years with various public accounting firms.


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

    Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that an Initial Statement of Beneficial Ownership of Securities for Howard W. Moore, a more than 10% shareholder, was not timely filed when Mr. Moore's beneficial ownership exceed 10% in May 1996. The filing was made on January 27, 1997. Mr. Moore advised the Company that the failure to timely file was inadvertent.

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

Compensation of Officers and Key Employees

    The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended December 31, 1996, to the executive officers whose total annual salary and bonus exceeded $100,000 /(1)/:

                                           =============================================================

                                            ANNUAL COMPENSATION(1)                         LONG TERM
                                                                                         COMPENSATION
========================================================================================================
 NAME & PRINCIPAL               YEAR       SALARY       BONUS        OTHER ANNUAL            AWARDS
 POSITION                                                            COMPENSATION (2)        ------
                                                                                             OPTIONS
                                                                                            (SHARES)
========================================================================================================

 Sheldon F. Morick               1996     $228,250     $    -           $ 1,507                 -
 Chairman of the Board,          1995      241,250          -            13,017            100,000(4)
 Chief Executive Officer,        1994      200,000      54,000           26,005                 - (3)
 President and Director

--------------------------------------------------------------------------------------------------------
 Michael S. Manahan              1996     $            $    -           $ 2,400                 -
 Chief Financial Officer,        1995      108,000          -             7,200             40,000(4)
 Vice President, Treasurer,      1994      104,400      16,000            7,200                 - (3)
 Secretary and Director
 (Resigned April 1996)

--------------------------------------------------------------------------------------------------------
 Daniel Lesnick                  1996     $152,440     $    -           $13,267                 -
 Executive Vice President        1995      150,000          -            13,260             50,000(4)
 - Janex Corporation             1994      150,000      22,000           13,050                 - (3)

--------------------------------------------------------------------------------------------------------
 Lawrence Bernstein              1996     $159,375     $    -           $   -               50,000
 Executive Vice President -
 Janex Corporation

========================================================================================================

(1)Compensation under Company employee benefit plans, to which all employees of the Company are eligible, is not included in the table.
(2)Includes car allowances, Company paid vehicles and Company paid health/life/disability insurance.
(3)The Company did not grant any stock options during 1994.
(4)These options were not issued under the Company's 1991 Non-Statutory Stock Option Plan ("Plan") as that Plan was terminated on June 8, 1994.

The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended
December 31, 1996, to persons named in the Summary Compensation Table:


=============================================================================================================

                                      Option Grants in Last Fiscal Year
                                       Individual Grants in Fiscal 1995
=============================================================================================================
Name                        Number of Securities     % of Total Options     Exercise or     Expiration Date
                             Underlying Options              Granted to           Base
                                Granted (1)                Employees in          Price
                                                            Fiscal Year         ($/sh)
-------------------------------------------------------------------------------------------------------------
Sheldon Morick CEO                  -0-                    -0-                   -
-------------------------------------------------------------------------------------------------------------
Michael Manahan                     -0-                    -0-                   -
-------------------------------------------------------------------------------------------------------------
Daniel Lesnick                    131,994                  9.6%                 1.45           06/28/00
-------------------------------------------------------------------------------------------------------------
Lawrence Bernstein                 50,000                  3.3%                 1.45           04/15/01
=============================================================================================================

(1) The options granted in fiscal 1996 were not under the Company's 1991 Non-Statutory Stock Option Plan, as that plan was terminated in June 1994.


The following table provides certain information concerning each exercise of stock options during the fiscal year ended December 31, 1996, and the value of unexercised options at December 31, 1996, to persons named in the Summary Compensation Table:


======================================================================================================================

                               Aggregated Option Exercises in Last Fiscal Year
                                      and Fiscal Year End Option Values
======================================================================================================================
Name                      Shares Acquired      Value Realized     Number of Securities       Value of Unexercisable
                            on Exercise                          Underlying Unexercised     In-the-Money Options at
                                                                   Options at FY-End                 FY-End
                                                                                                  Exercisable/
                                                                    Exercisable/Total             Unexercisable
----------------------------------------------------------------------------------------------------------------------
Sheldon Morick, CEO              -                   -              300,000/350,000                $   13,750/-
----------------------------------------------------------------------------------------------------------------------
Michael Manahan                  -                   -              101,250/101,250                $   15,469/-
----------------------------------------------------------------------------------------------------------------------
Daniel Lesnick                   -                   -               90,998/181,994                $   -/-
----------------------------------------------------------------------------------------------------------------------
Lawrence Bernstein               -                   -                50,000/50,000                $   -/-
----------------------------------------------------------------------------------------------------------------------

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

    The Board of Directors has provided for compensation for Lawrence Bernstein, Executive Vice President of Janex, at a salary of $18,750 per month, pursuant to an employment agreement dated April 15, 1996. The employment agreement provides that Mr. Bernstein can be terminated: (a) for "cause," as defined in the agreement or (b) if Mr. Bernstein becomes permanently disabled for two months. Additionally, if as a consequence of a merger, or purchase or sale of stock, Mr. Bernstein is terminated by the Board of Directors, or his duties or compensation are substantially and adversely altered, and Mr. Bernstein resigns, such termination would require the Company to continue Mr. Bernstein's salary and benefits for the greater of six months or until the termination date of the employment agreement. Unless extended, the employment agreement terminates on April 15, 1997. The contract has not been extended and Mr. Bernstein has left the Company effective March 15, 1997.

    The Board of Directors initially provided for compensation for Terence Davis, Vice President of Sales of Janex and Malibu, at a salary of $6,250 per month plus $500 per month of taxable benefits (a total of $81,000 on an annualized basis), pursuant to an employment agreement dated August 4, 1995. On April 1, 1996, Mr. Davis' salary was increased to $8,700 per month plus $500 per month of taxable benefits (a total of $110,400 on an annualized basis). The employment agreement provides that Mr. Davis can be terminated: (a) for "cause," as defined in the agreement, or (b) if Mr. Davis becomes permanently disabled for three months. The employment agreement terminates on December 31, 1998.

    The Board of Directors has provided for compensation for Michael D. Handelman, Chief Financial Officer, at a salary of $9,583 per month.

    Effective February 1, 1996, Mr. Morick, Mr. Lesnick and Mr. Manahan agreed to a monthly reduction in compensation of $2,225, $1,480, and $960 per month, respectively. The Company agreed to pay Mr. Morick, Mr. Lesnick and Mr. Manahan back for this salary reduction if the Company generates profits in 1996 exceeding the total amount of the salary reductions taken by these three individuals, which it did not. However, when Mr. Manahan resigned, as part of his severance compensation, the Company paid Mr. Manahan $2,400 being the total amount of the salary reduction. Additionally, a $10,000 loan to Mr. Manahan was forgiven.

    Effective February 1, 1997, Mr. Morick, Mr. Davis and Mr. Handelman agreed to a monthly reduction in compensation of $2,083, $1,950 and $833 per month, respectively. The Company has agreed to pay Mr. Morick, Mr. Davis and Mr. Handelman back for this salary reduction if the Company generates profits in 1997 exceeding the total amount of the salary reductions taken by these three individuals.

    Effective February 1, 1997, Mr. Daniel Lesnick has resigned his position of Executive Vice President of the Company and immediately began a five-month consulting arrangement.

    In August, 1995, the Company established a 401K Profit Sharing Plan ("401K") for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax deferred basis to their 401K account, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. For the year ended December 31, 1996, the Company did not make a contribution to the 401K.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   The following table sets forth information, as of March 31, 1997, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

                                                    Shares
                                                    Owned          Percent
Beneficial Owners (1)                               Beneficially   of Class (11)
---------------------                               -------------  -------------

Security ownership of certain beneficial owners:

Leslie Friedland                                      768,498 (2)          14.1%
615 Hope Road
Bldg 1, First Floor
Eatontown, NJ  07724

Deco Disc Industries, Inc.                            370,000 (3)           6.6%
4530 Chermak Street
Burbank, CA 91505

Howard W. Moore                                       938,900 (4)          16.2%
15 Muir Beach Circle
Corona Del Mar, CA 92625

Daniel Lesnick                                        618,998 (6)          11.5%
21700 Oxnard Street, Suite 1610
Woodland Hills, CA 91367

Security ownership of management:

Terence Davis                                         165,000 (5)           3.1%
21700 Oxnard Street, Suite 1610
Woodland Hills, CA 91367


Renee White Fraser                                     60,900 (7)           1.0%
100 Wilshire Blvd Ste 440
Santa Monica, CA 90401

                                                    Shares
                                                    Owned          Percent
Beneficial Owners (1)                               Beneficially   of Class (1)
---------------------                              --------------  ------------

Security ownership of certain beneficial owners:

Sheldon F. Morick                                     318,000 (8)          5.9%
21700 Oxnard Street, Suite 1610
Woodland Hills, CA 91367

All officers and directors
as a group (five persons)                               1,212,898 (10)    22.9%

-------------------------------
(1) Unless otherwise indicated in the footnotes, and subject to community property laws where applicable, each of the security holders has sole voting and investment power with respect to the shares beneficially owned.
(2) Includes 141,498 shares issuable upon exercise of warrants granted to Mr. Friedland under the Friedland Warrant Agreement, which warrants are presently exercisable. See "Certain Relationships and Related Transactions."
(3) Includes 270,000 shares issuable upon exercise of warrants, all of which are presently exercisable.
(4) Includes shares owned by H&M Moore Investment Group, Inc., Howard Moore Associates, Inc., and Howard Moore as Trustee of the Howard Moore Associates, Inc. Retirement Trust. Includes 135,000 warrants currently exercisable at $3.25 per share. Does not include 100,000 Public Warrants, having an exercise price of $7.50, that are not currently exercisable. Includes 360,000 shares issuable upon exercise of warrants granted to the Moore Trust in connection with the Moore Revolving Loan, which are presently exercisable. See "Certain Relationships and Related Transactions."
(5) Vice President of Sales of Janex. Former owner of Malibu, stock issued in partial payment of Malibu purchase price. Includes 90,000 shares issued to Mr. Davis in connection with an amendment to the Malibu Agreement which were issued as of October 31, 1996. See "Business--General Business Development."
(6) Executive Vice President - Janex. Former owner of Janex, stock issued in partial payment of Janex purchase price. Includes 25,000 shares issuable pursuant to options which are presently exercisable. Includes 65,998 shares issuable upon exercise of warrants granted to Mr. Lesnick under the Lesnick Warrant Agreement, which warrants are presently exercisable. See "Certain Relationships and Related Transactions."
(7) Director, Includes 30,000 shares issuable pursuant to options which are presently exercisable.
(8) Chief Executive Officer, President and Director. Includes 300,000 shares issuable pursuant to options which are presently exercisable.
(9) Includes 470,988 shares issuable pursuant to options which are presently exercisable.
(10) Based upon 5,296,721 shares of Common Stock issued and outstanding on March 31, 1997.



   The Company is not aware of any contract or other arrangement, including a pledge of the Company's securities, that could result in a change in the control of the Company. The Company is not aware of any voting trusts.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The Company has engaged the services of a manufacturers representative firm, Les Friedland Associates ("LFA"), to represent the Company to customers located in the states of New York, New Jersey, Connecticut and Pennsylvania. LFA represents the Company to three of its largest customers, Toys R Us, Wal-Mart and Kmart. The principal owner and operator of LFA, Mr. Leslie Friedland, is one of the former owners of Janex, and currently owns 672,000 shares of the Company's stock. See "Security Ownership of Certain Beneficial Owners and Management." Under the terms of the representative agreement ("LFA Agreement"), LFA was to be paid a commission of 4.25% on all sales that it generates within its territory. Effective April 1, 1995, LFA and the Company agreed to reduce the commission rate under the LFA Agreement to 4%. The terms and conditions of the representative agreement are standard in the industry, and the agreement is cancelable at any time with 30 days notice. Pursuant to the LFA Agreement, LFA was paid $189,953 for the year ended December 31, 1995 and was paid, or will be paid, $113,675 for the year ended December 31, 1996. Further, the Company rented showroom space from LFA during a major industry trade show in February 1996, for which the Company paid $16,000. The rate charged by LFA for the showroom rental is competitive with other showroom space rental rates during the show period.

   On June 28, 1996, the Company and Leslie Friedland entered into an agreement whereby the due date on the Company's note held by Mr. Friedland was extended to February 1, 1998 Additionally the Company owed Mr. Friedland $115,000 for commissions as of December 31, 1995, which Mr. Friedland also extended to February 1, 1998. See "Certain Relationships and Related Transactions." In connection with such extension agreement, the Company granted warrants to Mr. Friedland to acquire up to 282,994 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights. These warrants have an exercise price of $1.45 and expire on June 28, 2000. The warrants vest in six-month increments over the term of the loan, commencing on June 28, 1996, as follows:


   Period                     Warrants Vested
   ------                     ---------------

   1st 6-month period             70,749
   2nd 6-month period             70,749
   3rd 6-month period             70,748
   4th 6-month period             70,748

   The first 70,749 warrants vest upon the execution of the extension agreement. The remaining warrants vest on the first day of each period indicated above, provided, however, if the Friedland note is paid off by the Company during any 6-month period, other than the 4th 6-month period, the warrants that vest in the remaining 6-month periods will be void.

   On June 28, 1996, the Company and Daniel Lesnick, Executive Vice President of Janex, entered into an agreement whereby the due date on Company's note held by Mr. Lesnick was extended to February 1, 1998. See "Certain Relationships and Related Transactions." In connection with such extension agreement, the Company granted warrants to Mr. Lesnick to acquire up to 131,994 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights. These warrants have an exercise price of $1.45 and expire on June 28, 2000. The warrants vest in 6-month increments over the term of the loan, commencing on June 28, 1996, as follows:


   Period                     Warrants Vested
   ------                     ---------------

   1st 6-month period             32,999
   2nd 6-month period             32,999
   3rd 6-month period             32,998
   4th 6-month period             32,998

   The first 32,999 warrants vest upon the execution of the extension agreement. The remaining warrants vest on the first day of each period indicated above, provided, however, if the Lesnick note is paid off by the Company during any 6-month period, other than the 4th 6-month period, the warrants that vest in the remaining 6-month periods will be void.

   The Company utilizes the services of a public warehouse facility, Hollins Distributors, in Baltimore, Maryland. The warehouse facility charges the Company a fee based on the amount of goods received, and the amount of goods shipped. The rates charged by Hollins Distributors are competitive with those of other public warehouses, and the relationship can be terminated annually upon 60 days written notification. Hollins Distributors is owned by Mr. Howard Friedland, the father of Mr. Leslie Friedland. Hollins Distributors was paid $78,108 for the year ended December 31, 1995 and was paid, or will be paid, $62,652 for the year ended December 31, 1996.

   Howard W. Moore, was formerly the father-in-law of Mr. Leslie Friedland. Mr. Moore has an informal oral arrangement with Janex whereby Mr. Moore guarantees a $255,000 letter of credit from Janex to one of its licensors. The letter of credit expires on November 30, 1998. There is no provision requiring Mr. Moore to continue his guarantee beyond the expiration date. Howard Moore Associates, Inc. ("HMA"), of which Mr. Moore is the sole shareholder and President, has a Royalty Agreement with Janex whereby HMA receives a commission of 1% of the net revenue received by Janex from sales of products using a certain company's trademark and certain licensed characters. Under the Royalty Agreement, HMA was paid $33,060 for the year ended December 31, 1995, and was paid, or will be paid, $19,499 for the year ended December 31, 1996.

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

                                                 Shares
   Purchaser                                     Common Stock   Warrants
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

   On April 19, 1996, the Company entered into a Revolving Loan Agreement ("Revolving Loan Agreement") with the Moore Trust. See "Certain Relationships and Related Transactions." Under the terms of the Revolving Loan Agreement, the Moore Trust agreed to loan to the Company, on a revolving basis, up to $900,000, at 9-1/2% per annum on the outstanding balance, during the period April 19, 1996 through September 19, 1998. The loan is secured by all of the assets of Janex (subject to the prior lien of the

Company's bank lender) and is guaranteed by Janex International. In connection with the loan, the Company entered into a Warrant Agreement with the Lender, providing for the issuance of up to 900,000 warrants to acquire 900,000 shares of the Janex International Common Stock (restricted), with certain "piggy-back" registration rights. These warrants have an exercise price of $1.45 and expire on April 19, 2000. The warrants vest in 6-month increments over the term of the loan, commencing on April 19, 1996, as follows:


   Period                     Warrants Vested
   ------                     ---------------

   1st 6-month period            180,000
   2nd 6-month period            180,000
   3rd 6-month period            180,000
   4th 6-month period            180,000
   5th 6-month period            180,000

   The first 180,000 warrants vest upon execution of the Revolving Loan Agreement. The remaining warrants vest on the first day of each period indicated above, provided, however, if the revolving credit line ("Credit Line") is paid off and canceled by the Company during any 6-month period, other than the 5th 6-month period, the warrants that vest in the remaining 6-month periods will be void, and the Revolving Loan Agreement will be terminated.

   Michael Moore is the son of Howard Moore. On March 29, 1995, the Company entered into a license agreement with Michael Moore under which the Company licensed two product concepts which have since been incorporated into the Company's product line. The Company is obligated under the agreement to pay a royalty of 3% of the gross sales of products incorporating these concepts. The Company can terminate the agreement at any time with 60 days notice, otherwise the agreement will terminate at such time as the Company ceases to sell and market products incorporating the concepts for a period of twelve months. Under the agreement, Michael Moore was paid royalties of $15,650 for the year ended December 31, 1995, and was paid, or will be paid, royalties of $445 for the year ended December 31, 1996.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits. The following exhibits have been or are being filed
          --------
herewith, and are numbered in accordance with Item 601 of Regulation S-B:

Exhibit
Number    Description
-------   -----------

2.1 Agreement of Purchase and Sale of Stock by and among With Design in Mind International, Inc., Leslie Friedland, and Daniel Lesnick, dated October 6, 1993, relating to the acquisition of MJL Marketing Inc., a New Jersey corporation. (11)

2.2 Agreement of Purchase and Sale of Stock by and among Janex International, Inc., Malibu Fun Stuffed, Malibu Fun Stuffed International Limited, Terence Davis and Marie Boule (18)

3.1       Articles of Incorporation. (1)

3.2       Amendment No. 1 to Articles of Incorporation. (3)

3.3       Statement of Resolution Establishing Series for Shares. (3)

3.4       Amendment No. 2 to Articles of Incorporation. (3)

3.5       Bylaws of the Company. (2)

3.6 Articles of Amendment to Articles of Incorporation, dated August 11, 1994 and filed on August 16, 1994. (15)

4.1       Specimen Common Stock Certificate. (3)

4.2       Specimen Warrant Certificate. (6)

4.3       Form of Warrant Agreement. (6)

4.4       1991 Non-Statutory Stock Option Plan. (5)

4.5 Amendment No. 1 dated January 15, 1993, to 1991 Non-Statutory Stock Option Plan. (10)

4.6 Amendment No. 2 dated September 13, 1993, to 1991 Non-Statutory Stock Option Plan. (10)

4.7 Warrant Agreement dated May 17, 1994, by and between the Company and Howard Moore, Trustee of the Howard Moore Associates, Inc. Retirement Trust, dated December 30, 1990. (13)

4.8 Warrant Agreement dated May 17, 1994, by and between the Company and H&M Moore Investment Group, Inc. (13)

4.9 Settlement Warrant Agreement dated March 26, 1996, by and between the Company and Deco Disc Industries, Inc. (19)

4.10 Warrant Agreement dated April 19, 1996, by and between the Company and the Moore Trust. (21)

4.11 Warrant Agreement dated June 29, 1996, by and between the Company and Leslie Friedland. (21)

4.12 Warrant Agreement dated June 28, 1996, by and between the Company and Daniel Lesnick. (21)

5 Opinion of Tilles, Webb, Kulla & Grant, a Law Corporation, as to the legality of the securities being registered. (16)

10.1. Lease Agreement between With Design in Mind International, Inc., a Colorado corporation and Warner Center Business Park Properties III, L.P. for premises located at 21700 Oxnard Street, Suite 1610, Woodland Hills, CA 91367 dated January 6, 1994. (10)

10.2      Employment Contract with Sheldon F. Morick, dated February 26, 1993.
          (10)

10.3      Employment Contract with Daniel Lesnick, dated October 6, 1993. (10)

10.4      Stock Option Agreement with Sheldon F. Morick, dated June 30, 1992.
          (10)

10.5      Stock Option Agreement with Sheldon F. Morick, dated February 26,
          1993. (10)

10.6      Stock Option Agreement with Sheldon F. Morick, dated November 17,
          1993. (10)

10.7      Stock Option Agreement with Michael S. Manahan, dated June 30, 1992.
          (10)

10.8      Stock Option Agreement with Michael S. Manahan, dated November 17,
          1993. (10)

10.9      Stock Option Agreement with Renee White Fraser, dated June 25, 1993.
          (10)

10.10 Stock Option Agreement with Renee White Fraser, dated November 17, 1993. (10)

10.11 Stock Purchase Agreement dated May 17, 1994, by and between the Company and Howard Moore, Trustee of the Howard Moore Associates, Inc. Retirement Trust, dated December 30, 1990. (13)

10.12 Stock Purchase Agreement dated May 17, 1994, by and between the Company and H&M Moore Investment Group, Inc. (13)

10.13 Settlement Agreement dated October 17, 1994, by and between the Company and Dentsu Prox Inc. (14)

10.14     Stock Option Agreement with Sheldon F. Morick dated April 3, 1995 (17)

10.15     Stock Option Agreement with Daniel Lesnick dated April 3, 1995 (17)

10.16     Stock Option Agreement with Michael S. Manahan dated April 3, 1995
          (17)

10.17     Stock Option Agreement with Renee W. Fraser dated April 3, 1995 (17)

10.18     Employment Contract with Terence Davis, dated August 4, 1995. (19)

10.19 Settlement Agreement and Specific Release by and between the Company, Deco Disc Industries, Inc., and its shareholders, Donald Spector, Michael Deutch, Barbara Carver, and James McGraw dated March 26, 1996
          (19)

10.20 Employment Agreement, dated April 15, 1996, by and between the Company and Lawrence Bernstein. (21)

10.21     Stock Option Agreement with Lawrence Bernstein, April 15, 1996. (21)

10.22 Extension Agreement, dated June 28, 1996, by and between the Company and Leslie Friedland. (21)

10.23 Extension Agreement, dated June 28, 1996, by and between the Company and Daniel Lesnick. (21)

10.24 Inter-Creditor Agreement, dated June 28, 1996, by and between the Company, Leslie Friedland, Daniel Lesnick and the Moore Trust. (21)

10.25 Modification Agreement, dated June 28, 1996, by and between the Company, Terence F. Davis and Marie Boule. (21)

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

27        Financial Data Schedule.

------------------------------
(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(3) Filed on August 8, 1990 as an exhibit to the Company's Registration Statement on Form S-1.
(4) Filed as exhibit to the Company's Form 10-Q for the quarter ended December 31, 1990.
(5) Filed on March 20, 1991 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1.
(6) Filed on May 7, 1991 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(7) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1991.
(8) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended September 30, 1992.
(9)      Filed as an exhibit to the Company's Form 8-K dated September 3, 1992.
(10) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.
(11)     Filed as an exhibit to the Company's Form 8-K dated October 6, 1993.
(12)     Filed as an exhibit to the Company's Form 8-K dated January 4, 1994.
(13)     Filed as an exhibit to the Company's Form 8-K dated May 17, 1994.
(14)     Filed as an exhibit to the Company's Form 8-K dated October 14, 1994.
(15) Filed on December 20, 1994 as an exhibit to the Company's Registration Statement.
(16)     Filed on February 9, 1995 as an exhibit to Pre-Effective Amendment
         No. 1 to the Company's Registration Statement.
(17)     Filed as an exhibit to the Company's Form 8-K dated April 3, 1995.
(18)     Filed as an exhibit to the Company's Form 8-K dated August 4, 1995.
(19) Filed as an exhibit to the Company's Form 10-KSB, for the fiscal year ended December 31, 1995.
(20)     Filed as an exhibit to the Company's Form 8-K/A dated October 5, 1995.
(21) Filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement dated August 9, 1996.



         b) Reports on form 8-K. The Following reports were filed on form 8-K
            --------------------
         during the last quarter of the fiscal year:

                  Date of Report            Item
                  --------------            -----------------------------

                  None

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1997

                                 JANEX INTERNATIONAL, INC.

                                 By: /s/ Sheldon F. Morick
                                     --------------------------------------
                                     Sheldon F. Morick, Chairman of the Board,
                                     President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                          Title                         Date
----------                          -----                         ----

/s/ Sheldon F. Morick      Chairman of the Board, President       April 15, 1997
-----------------------    Chief Executive Officer and Director
Sheldon F. Morick

/s/ Michael Handelman      Vice President,                        April 15, 1997
-----------------------    Chief Financial Officer
Michael Handelman          (Principal Financial and Accounting
                           Officer)

/s/ Renee White Fraser     Director                               April 15, 1997
-----------------------
Renee White Fraser