Form 10QSB
period 1997-03-31
JANEX INTERNATIONAL INC
filed 1997-05-20
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:  Not applicable

Commission file number 0-17927


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

                                  818-593-6777
                          (Issuer's telephone number)


     Check whether the issuer (1) has filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

     As of April 30, 1997, the issuer had 5,296,721 shares of its common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

Total sequentially numbered pages in this document:  21

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX


                                                             Page No.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of
          December 31, 1996 and March 31, 1997. . . . . . . . .  3

          Consolidated Statements of Operations
          for the three months ended
          March 31, 1997 and 1996 . . . . . . . . . . . . . . .  4

          Consolidated Statements of Cash Flows
          for the three months ended
          March 31, 1997 and 1996 . . . . . . . . . . . . .  5 - 6

          Notes to Consolidated Financial Statements . . .  7 - 13

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION . . . . . . . . . . . . . . .  13 - 19


PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K  . . . . . . . . . . 20


          SIGNATURE . . . . . . . . . . . . . . . . . . . . . . 21


                           JANEX INTERNATIONAL, INC.
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      MARCH 31, 1997 AND DECEMBER 31, 1996

                                                       March 31,               December 31,
                                                         1997                      1996
                                                     -------------            -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $    353,477             $    186,616
  Certificate of deposit (Note 5)                         500,000                  500,000
  Accounts receivable,
   net of allowance of $200,402 & $202,634                797,576                  230,479
  Inventories                                             354,266                  569,637
  Prepaid royalties                                       182,465                  182,465
  Other current assets                                    117,772                  179,108
                                                     ------------             ------------

Total current assets                                    2,305,556                1,848,305

PROPERTY AND EQUIPMENT, net                               439,038                  476,355
INTANGIBLE ASSETS, net                                  1,965,601                2,021,551
PRODUCT DEVELOPMENT COSTS, net                            257,891                  242,471
DEFERRED LOAN CHARGES                                     254,889                  331,155
OTHER ASSETS                                                7,734                   11,939
                                                     ------------             ------------

                                                     $  5,230,709             $  4,931,776
                                                     ============             ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Loan payable - bank (Note 5)                       $    400,000             $    400,000
  Loans payable - agent (Note 6)                          309,844                  450,088
  Accounts payable                                      1,345,523                  809,308
  Accrued expenses                                      1,104,987                  848,359
  Note payable (Note 8)                                   394,515                  531,356
  Income taxes payable                                        -0-                    1,940
                                                     ------------             ------------

Total current liabilities                               3,554,869                3,041,051

Notes payable - stockholders (Note 7)                   1,205,000                1,115,000
                                                     ------------             ------------

Total liabilities                                       4,759,869                4,156,051

Commitments and contingency (Notes 2 and 3)                    --                       --

STOCKHOLDERS' EQUITY (Note 4)
  Class A convertible preferred stock,
   no par value; 5,000,000 shares authorized;
   none issued and outstanding
  Common stock, no par value; 20,000,000 shares
   authorized; 5,296,721 shares issued and
   outstanding                                         11,268,816               11,268,816
  Additional paid-in capital                              554,517                  554,517
  Accumulated deficit                                 (11,352,493)             (11,047,608)

Total stockholders' equity                                470,840                  775,725
                                                     ------------             ------------

                                                     $  5,230,709             $  4,931,776
                                                     ============             ============


     See accompanying notes to condensed consolidated financial statements.

                           JANEX INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                            March 31,                March 31,
                                               1997                    1996
                                           ------------             -----------
NET SALES                                   $1,733,876              $  894,306
                                            ----------              ----------

COSTS AND EXPENSES
  Cost of sales                              1,044,225                 531,695
  Selling, general and administrative          639,938                 683,093
  Royalty expense                               91,903                  33,192
                                            ----------              ----------

     Total costs and expenses                1,776,066               1,247,980
                                            ----------              ----------

OPERATING LOSS                                 (42,190)               (353,674)
                                            ----------              ----------

OTHER INCOME (EXPENSE)
  Interest income                                6,685                  11,663
  Interest expense                            (125,729)                (14,795)
  Foreign exchange loss                             --                  (1,194)
  Depreciation/Amortization                   (144,801)               (115,779)
  Loss from settlement with
   warrant holder (Note 4)                          --                 (84,125)
  Gain on disposal of fixed assets               1,500                      --
                                            ----------              ----------

     Total other income (expense)             (262,345                (204,230)
                                            ----------              ----------

LOSS BEFORE INCOME TAX                        (304,535)               (557,904)

INCOME TAX PROVISION                               350                   5,096
                                            ----------              ----------

NET LOSS                                    $ (304,885)             $ (563,000)
                                            ==========              ==========

LOSS PER COMMON SHARE                       $    (0.06)             $    (0.11)
                                            ==========              ==========
WEIGHTED AVERAGE NUMBER
 OF SHARE OUTSTANDING                        5,296,721                5,046,721
                                           ===========              ===========

     See accompanying notes to condensed consolidated financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                              1997                     1996
                                           -----------              -----------
Cash flows from operating activities
  Net loss                                  $(304,885)               $(563,000)
  Adjustments to reconcile net loss
    to net cash provided by (used
    in) operating activities:
     Provision for losses on
     accounts receivable, net                  (2,232)                  45,247
     Amortization                              85,280                  105,430
     Depreciation                              59,521                   31,356
     Imputed interest                          76,266                       --
     Loss from settlement with
      warrant holder                               --                   84,125
     Foreign exchange loss                         --                    1,194
  Changes in operating assets
   and liabilities:
     (Increase) decrease in -
      Accounts receivable                    (564,865)                 (24,115)
      Inventories                             215,371                   96,397
      Prepaid royalties                            --                  (23,500)
      Other current assets                     61,336                    6,950
      Other assets                              4,205                   11,985
     Increase (decrease) in -
      Accounts payable                        536,215                  118,061
      Accrued expenses                        256,628                   19,672
      Income taxes payable                     (1,940)                   1,229
                                            ---------                ---------
Net cash provided by (used in)
 operating activities                         420,900                  (88,969)
                                            ---------                ---------
Cash flows from investing activities:
  Additions to property
   and equipment                              (22,204)                (205,467)
  Additions to product
   development costs                          (44,750)                 (60,652)
                                            ---------                ---------
Net cash used in
 investing activities                         (66,954)                (266,119)
                                            ---------                ---------

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


                                              1997                 1996
                                           ----------           -----------
Cash flows from financing activities:
  Repayment of loan payable - bank                --             $(351,425)
  Proceeds from loan payable -
   shareholder                             $  90,000                    --
  Repayment of loan payable - agent         (140,244)                   --
  Proceeds from loan payable - agent              --                85,000
  Repayment of note payable                 (136,841)                   --
                                           ---------             ---------
Net cash used in financing activities       (187,085)             (266,425)
                                           ---------             ---------

Cash and cash equivalents:
  Net increase (decrease)                    166,861              (621,513)
  At beginning of period                     186,616               783,564
                                           ---------             ---------
  At end of period                         $ 353,477             $ 162,051
                                           =========             =========

       See accompany notes to condensed consolidated financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996


1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization - Janex International, Inc. was incorporated in Colorado on July
------------
28, 1986, and is the parent corporation of With Design in Mind, a California corporation, Janex Corporation ("Janex"), a New Jersey corporation, and Malibu Fun Stuffed ("Malibu"), a California corporation, all of which are wholly-owned subsidiaries. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited ("Pro Gains"), a Hong Kong corporation owned 50% by Janex International, Inc. and 50% by Janex. Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation, is owned 99% by Malibu and 1% by Janex International, Inc. As used in this report, the "Company" refers to Janex International, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Basis of Presentation - The accompanying consolidated financial statements are
---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1997, the results of operations for the three months ended March 31, 1997 and 1996, and the changes in cash flows for the three months ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)


Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

Seasonality - Because of the seasonality of the Company's business, the results
-----------
of operations for the three months ended March 31, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

Net Loss Per Share - Net loss per share is based on the weighted average number
------------------
of shares of common stock outstanding during the respective periods presented. Common stock equivalents are not included in the calculation of loss per share as their effect would be anti-dilutive or it is not material.


2.   GOING CONCERN

     The Company has suffered recurring losses from operations and had a net loss of $304,885 for three months ended March 31, 1997. The Company's net working capital deficit increased by $56,567, from $1,192,746 at December 31, 1996, to $1,249,313 at March 31, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

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


5.   LOAN PAYABLE - BANK

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. Accordingly, at March 31, 1997, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company recently has begun negotiation with the bank to extend the maturity date of May 7, 1997, with all other terms of the loan remaining the same.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

     The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the line is HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At March 31, 1997, the Company had advances under this line for discounted letters of credit of $90,171. The cash advances under the line are treated as reductions in accounts receivable.


6.   LOAN PAYABLE - AGENT

     Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. As of March 31, 1997, the Company had borrowed $131,545 under this credit facility.

     Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its Agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. As of March 31, 1997, the Company had borrowed $178,299 under this credit facility.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

7.   NOTES PAYABLE - STOCKHOLDERS

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of March 31, 1997, the Company had borrowed $590,000 pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent (See Note 6).

     Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995 , to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Janex International Common Stock (restricted), exercisable at a price of $1.45 per share through

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early certain of the warrants will be void. The outstanding loan balance as of March 31, 1997 was $500,000.

     The Company charged to operations $76,266 of imputed interest from the issuance of stock warrants noted in the above two paragraphs in the three months ended March 31, 1997.

     In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of March 31, 1997 was $115,000.


8.   NOTE PAYABLE

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate (8.5% at December 31, 1996) per annum.

     In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. If the loan is not fully paid off by December 31, 1997, the remaining balance and accrued interest will be paid off no later than January 31, 1998. The balance of this note payable at March 31, 1997 is $394,515.

9.   NEW ACCOUNTING STANDARDS

     In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). This pronouncement provides a different method of calculating earnings per share than is currently used in accordance with APB 15, Earnings per Share. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
             THREE MONTHS ENDED MARCH 31, 1997 AND 1996 (CONTINUED)

The pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Consolidated Results of Operations - Three Months Ended March 31, 1997 and 1996:

Net Sales
---------

     For the three months ended March 31, 1997, net sales increased by $839,570 or 93.9%, to $1,733,876, as compared to net sales of $894,306 for the three months ended March 31, 1996. The increase in net sales is a direct result of increased sales generated by Malibu Fun Stuffed and shipment of its Wet Pet product line which make up a substantial portion of 1997 sales (69%). A substantial portion of 1996 net sales consisted of products incorporating characters licensed from the Walt Disney Company (42%) and the "Looney Tunes" characters licensed from Warner Bros. Corporation (39%).

     At March 31, 1997, the Company had a backlog of unfilled orders of approximately $2,500,000 comparable with its order backlog of approximately the same at March 31, 1996. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general increase in order flow in 1997 as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1997.

Gross Profit
------------

     For the three months ended March 31, 1997, gross profit was $689,651 or 39.8% of net sales, as compared to $362,611 or 40.5% of net sales for the three months ended March 31, 1995. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The small decrease in gross margin in 1997 as compared to 1996 was primarily the result of the Company taking markdowns in 1997 to close out certain slow-moving inventory.

Selling, General and Administrative Expenses
--------------------------------------------

     For the three months ended March 31, 1997, selling, general and administrative expenses decreased by $43,155 or 6.3%, to $639,938 or 36.9% of net sales, as compared to $683,093 or 76.3% of net sales for the three months ended March 31, 1996. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in selling, general and administrative expenses as a percentage of sales is consistent with the increase in net sales.

Royalty Expense
---------------

     For the three months ended March 31, 1997, royalty expense was $91,903 or 5.3% of net sales, as compared to $33,192 or 3.7% of net sales for the three months ended March 31, 1996. The increase in royalty expense in 1997 as compared to 1996 was as a result of three factors. First, royalty rates vary from license to license from 8% to 16%. Royalties will vary between periods based upon the product mix included in sales during the period. Secondly, the increase in royalties as a percentage of sales is consistent with a general upward trend in the royalty rates on license agreements. An finally, a reserve of $28,000 was charged to operations to meet royalty guarantees made on contracts under which insufficient product sales were generated to meet the minimum guarantee.

Loss from Settlement with Warrant Holder
----------------------------------------

     Under the terms of the warrant agreement granting Deco Disc warrants to purchase 500,000 shares of the Company's common stock (the "Warrant Agreement"), the Company was obligated to register the stock underlying the warrants, and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable. Deco Disc threatened to sue the Company, claiming that the Company did not file the registration statement on a timely basis, and that the registration statement was not kept effective by the Company, resulting in Deco Disc being damaged. In order to avoid any potential litigation, on March 26, 1996, the Company and Deco Disc entered into a Settlement Agreement and Specific Release under which the Company issued to Deco Disc additional warrants to purchase 100,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, at a price of $.64 per share in exchange for Deco Disc releasing the Company from any and all prior claims relating to violations of the Warrant Agreement, and failure to update the registration statement. As a result of the foregoing transaction, during the three months ended March 31, 1996, the Company recorded a charge to operations of $84,125 as management's estimate of the fair value of the 100,000 common stock purchase warrants.

Net Loss
--------

     The reasons for the decrease in net loss in 1997 as compared to 1996 are summarized above. For the three months ended March 31, 1997, the net loss was $304,885, or $.06 per share, as compared to a net loss of $563,000, or $.11 per share, for the three months ended March 31, 1996.


Consolidated Financial Condition - March 31, 1997

Liquidity and Capital Resources
-------------------------------

     The Company's cash balance increased by $166,861 to $353,477 at March 31, 1997, as compared to $186,616 at December 31, 1996. The Company's net working capital decreased by $56,567 from working capital deficit of $1,192,746 at December 31, 1996 to a working capital deficit of $1,249,313 at March 31, 1997, and the Company's current ratio increased to 0.65:1 at March 31, 1997 as compared to 0.61:1 at December 31, 1996. For the three months ended March 31, 1997, the Company's operations provided cash resources of $420,900, as compared to utilizing cash resources of $88,969 for the three months ended March 31, 1996, primarily as a result of a decrease in inventories, an increase in accounts receivable and an increase in accounts payable and accrued expenses during the three months ended March 31, 1997

     During the three months ended March 31, 1997, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $22,204, and additions to product development costs of $44,750.

     The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be
                                                                 -----------
sufficient to fund projected order flow, overhead and debt repayment for the
----------
fiscal year ending December 31, 1997. Accordingly, the Company must obtain additional financing in order to maintain its current level of operations. If financing is not obtained in the immediate future, then the Company will have no choice but to seek to substantially reduce operations to a level consistent with available working capital. The Company is actively seeking additional sources of financing, including but not limited to a merger with, or acquisition by, another company. There can be no assurances that any such additional financing will be available on a timely basis and/or under acceptable terms. If such financing does not materialize the Company will be forced to cease operations. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital.

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The outstanding balance on the line of credit was $751,425 at December 31, 1995. On March 20, 1996, the Company and bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. The line of credit is secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. Accordingly, at December 31, 1996, the outstanding balance under the line of credit had been reduced by $351,425 to $400,000. The Company is negotiating with the bank to extend the maturity date of May 7, 1997, with all other terms of the loan remaining the same.

     The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the line if HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At March 31, 1997, the Company had advances under this line for discounted letters of credit of $90,171. The cash advances under the line are treated as reductions in accounts receivable.

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. The Company recorded imputed interest of $111,786 from the issuance of these warrants. As of March 31, 1997, the Company had borrowed $590,000 pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with loans payable to the Company's Hong Kong agent. The unamortized loan charge at March 31, 1997 was $168,238.

     Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued by not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. The Company also agreed to provide the note holders with security for the notes. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Janex International Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early certain of the warrants will be void. The Company recorded imputed interest of $55,668 from the issuance of these warrants and another $13,023 from the extension of the notes. The outstanding loan balance and unamortized loan charge as of March 31, 1997, was $500,000 and $86,651.

     In addition, as part of the June 28, 1996 Agreement, the payment of commissions owing one of the stockholders was extended to February 1, 1998, Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding principal balance as of March 31, 1997 was $115,000.

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate (8.5% at December 31, 1996) per annum. In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance. If the loan is not fully paid off by December 31, 1997, the remaining balance and accrued interest will be paid off no later than January 31, 1998. The balance of this note payable at March 31, 1997 is $394,515.

     Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the agent. As of March 31, 1997, the Company had borrowed $131,545 under this credit facility.

     Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid with 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. As of March 31, 1997, the Company had borrowed $178,299 under this credit facility.

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

                          PART II.  OTHER INFORMATION
                          ---------------------------


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

          27  Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

          Three Months Ended March 31, 1997:  Under Item 5.
          Other Events:  NONE

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    JANEX INTERNATIONAL, INC.
                                    -------------------------
                                         Registrant



Date:  May 19, 1997             By: /s/ Sheldon F. Morick
                                    -------------------------
                                    Sheldon F. Morick
                                    President and Director