Form 10QSB
period 1997-06-30
JANEX INTERNATIONAL INC
filed 1997-08-19
CIK 800454

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

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

As of July 31, 1997, the issuer had 5,296,721 shares of its common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

Total sequentially numbered pages in this document:  21

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                                    Page No.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Consolidated Balance Sheet as of
          December 31, 1996 and June 30, 1997....................      3

          Consolidated Statements of Operations
          for the three and six months ended
          June 30, 1997 and 1996.................................      4

          Consolidated Statements of Cash Flows
          for the three months ended
          June 30, 1997 and 1996................................   5 - 6

          Notes to Consolidated Financial Statements............  7 - 13

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION..................................... 13 - 19


PART II   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................      20


          SIGNATURE.............................................      21

                           JANEX INTERNATIONAL, INC.
                    CONSOLIDATED BALANCE SHEET (UNAUDITED)
                     JUNE 30, 1997 AND DECEMBER 31, 1996

                                                       June 30,      December 31,
                                                         1997            1996
                                                     -------------   -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $     98,387    $    186,616
  Certificate of deposit (Note 5)                         100,000         500,000
  Accounts receivable,
   net of allowance of $187,091 & $202,634           $    652,652    $    230,479
  Inventories                                             209,021         569,637
  Prepaid royalties                                       159,101         182,465
  Other current assets                                     75,632         179,108
                                                     ------------    ------------
Total current assets                                    1,294,793       1,848,305

PROPERTY AND EQUIPMENT, net                               430,245         476,355
INTANGIBLE ASSETS, net                                    352,077       2,021,551
PRODUCT DEVELOPMENT COSTS, net                            166,473         242,471
DEFERRED LOAN CHARGES                                     178,624         331,155
OTHER ASSETS                                                3,552          11,939
                                                     ------------    ------------
                                                     $  2,425,764    $  4,931,776
                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Loan payable - bank (Note 5)                       $        -0-    $    400,000
  Loans payable - agent (Note 6)                          355,428         450,088
  Accounts payable                                      1,152,116         809,308
  Accrued expenses                                        996,682         848,359
  Note payable (Note 8)                                   334,146         531,356
  Income taxes payable                                        -0-           1,940
                                                     ------------    ------------
Total current liabilities                               2,838,372       3,041,051

Notes payable - stockholders (Note 7)                   1,230,000       1,115,000
                                                     ------------    ------------
Total liabilities                                       4,068,372       4,156,051

Commitments and contingency (Notes 2 and 3)                    --              --

STOCKHOLDERS' EQUITY (Note 4)
  Class A convertible preferred stock,
   no par value; 5,000,000 shares authorized;
   none issued and outstanding
  Common stock, no par value; 20,000,000 shares
   authorized; 5,296,721 shares issued and
   outstanding                                         11,268,816      11,268,816
  Additional paid-in capital                              554,517         554,517
  Accumulated deficit                                 (13,465,941)    (11,047,608)

Total stockholders' equity  (deficit)                  (1,642,608)        775,725
                                                     ------------    ------------
                                                     $  2,425,764    $  4,931,776
                                                     ============    ============

See accompanying notes to condensed consolidated financial statements.

                           JANEX INTERNATIONAL, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                      FOR THE THREE MONTHS         FOR THE THREE MONTHS
                                         ENDED JUNE 30,               ENDED JUNE 30,
                                       1997          1996           1997          1996
                                   ------------   -----------    ------------   ----------
NET SALES                          $ 1,881,778    $2,442,732     $ 3,615,654    $3,337,038
                                   -----------    ----------     -----------    ----------
COSTS AND EXPENSES
  Cost of sales                      1,113,333     1,369,050       2,157,558     1,900,745
  Selling, general and
   administrative                      589,311       692,335       1,229,249     1,375,428
  Royalty expense                      397,992       198,338         489,895       231,530
                                   -----------    ----------     -----------    ----------

  Total costs and expenses           2,100,636     2,259,723       3,876,702     3,507,703
                                   -----------    ----------     -----------    ----------

OPERATING (LOSS) INCOME               (218,858)      183,009        (261,048)     (170,665)
                                   -----------    ----------     -----------    ----------


OTHER INCOME (EXPENSE):
  Interest income                        5,670        12,791          12,355        24,454
  Interest expense                    (121,710)      (32,168)       (247,439)      (46,963)
  Foreign exchange gain                     --        18,975              --        17,781
  Loss from settlement with
   warrant holder (Note 4)                  --            --              --       (84,125)
  Depreciation/Amortization         (1,778,502)     (156,664)     (1,923,303)     (272,443)
  Gain on disposal of
   fixed assets                             --            --           1,500            --
                                   -----------    ----------     -----------    ----------

Total other income (expense)        (1,894,542)     (157,066)     (2,156,887)     (361,296)
                                   -----------    ----------     -----------    ----------

(LOSS) INCOME BEFORE INCOME
 TAX                                (2,113,400)       25,943      (2,417,935)     (531,961)

INCOME TAX                                  48         1,315             398         6,411
                                   -----------    ----------     -----------    ----------

NET (LOSS) INCOME                  $(2,113,448)   $   24,628     $(2,418,333)   $ (538,372)
                                   ===========    ==========     ===========    ==========

(LOSS) PER COMMON SHARE:           $     (0.40)   $    (0.01)    $     (0.46)   $    (0.11)
                                   ===========    ==========     ===========    ==========

Weighted average number of
 shares outstanding                  5,296,721     5,046,721       5,296,721     5,046,721
                                   ===========    ==========     ===========    ==========

     See accompanying notes to condensed consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                                                1997            1996
                                            -------------   ------------
Cash flows from operating activities
  Net loss                                  $(2,418,333)   $  (538,372)
  Adjustments to reconcile net loss
    to net cash provided by (used
    in) operating activities:
     Provision for losses on
     accounts receivable, net                   (15,543)       (82,587)
     Amortization/Depreciation                1,923,303        272,443
     Imputed interest                           152,531            ---
     Loss from settlement with
      warrant holder                                 --         84,125

  Changes in operating assets
   and liabilities:
     (Increase) decrease in -
      Accounts receivable                      (406,630)    (1,176,671)
      Inventories                               360,616        100,833
      Prepaid royalties                          23,364        (69,000)
      Other current assets                      103,476        (62,308)
      Other assets                                8,387        (23,502)
     Increase (decrease) in -
      Accounts payable                          342,808        924,826
      Accrued expenses                          148,323        198,606
      Income taxes payable                       (1,940)         9,580
                                            -----------    -----------

Net cash provided by (used in)
 operating activities                           220,362       (362,027)
                                            -----------    -----------

Cash flows from investing activities:
  Additions to property
   and equipment                                (82,099)      (317,411)
   Additions to product
   development costs                            (49,622)      (115,727)
  Reduction of certificate of
   deposit                                      400,000            ---
                                            -----------    -----------

Net cash provided by (used in)
   investing activities                         268,279       (433,138)
                                            -----------    -----------

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                               1997        1996
                                            ----------   ---------
Cash flows from financing activities:
  Repayment of loan payable - bank          (400,000)   (351,425)
  Proceeds from loan payable -
   shareholder                               115,000     200,000
  Repayment of loan payable - agent          (94,660)         --
  Proceeds from loan payable - agent                     279,877
  Repayment of note payable                 (197,210)         --
                                           ---------    --------

Net cash provided by (used in)
 financing activities                       (576,870)    128,452
                                           ---------    --------


Cash and cash equivalents:
  Net decrease                               (88,229)   (666,713)
  At beginning of period                     186,616     783,564
                                           ---------    --------

  At end of period                         $  98,387     116,851
                                           =========    ========



See accompany notes to condensed consolidated financial statements

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1997 AND 1996


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

Basis of Presentation - The accompanying consolidated financial statements are
---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996, and the changes in cash flows for the six months ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)


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

Seasonality - Because of the seasonality of the Company's business, the results
-----------
of operations for the six months ended June 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

Net Loss Per Share - Net loss per share is based on the weighted average number
------------------
of shares of common stock outstanding during the respective periods presented. Common stock equivalents are not included in the calculation of loss per share as their effect would be anti-dilutive or it is not material.


2.   GOING CONCERN

     The Company has suffered recurring losses from operations and had a net loss of $2,418,333 for six months ended June 30, 1997. The Company's net working capital deficit increased by $350,833 from $1,192,746 at December 31, 1996, to $1,543,579 at June 30, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)

     The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the line is HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At June 30, 1997, the Company had no advances under this line for discounted letters of credit. The cash advances under the line are treated as reductions in accounts receivable.


6.   LOAN PAYABLE - AGENT

     Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. As of June 30, 1997, the Company had borrowed $227,231 under this credit facility.

     Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its Agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. As of June 30, 1997, the Company had borrowed $128,197 under this credit facility.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)

7.   NOTES PAYABLE - STOCKHOLDERS

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of June 30, 1997, the Company had borrowed $615,000 pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent (See Note 6).

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

June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early certain of the warrants will be void. The outstanding loan balance as of June 30, 1997 was $500,000.

     The Company charged to operations $152,532 of imputed interest from the issuance of stock warrants noted in the above two paragraphs in the six months ended June 30, 1997.

     In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of June 30, 1997 was $115,000.


8.   NOTE PAYABLE

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate (8.5% at December 31, 1996) per annum.

     In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. If the loan is not fully paid off by December 31, 1997, the remaining balance and accrued interest will be paid off no later than January 31, 1998. The balance of this note payable at June 30, 1997 is $334,146.

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

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
              SIX MONTHS ENDED JUNE 30, 1997 AND 1996 (CONTINUED)

The pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Consolidated Results of Operations - Six Months Ended June 30, 1997 and 1996:

Net Sales
---------

For the six months ended June 30, 1997, net sales increased by $278,616 or 8.3%, to $3,615,654, as compared to net sales of $3,337,038 for the six months ended June 30, 1996. The increase in net sales is a direct result of increased sales generated by Malibu Fun Stuffed and shipment of its Wet Pet product line which make up a substantial portion of 1997 sales (69%). A substantial portion of 1996 net sales consisted of products incorporating characters licensed from the Walt Disney Company (42%) and the "Looney Tunes" characters licensed from Warner Bros. Corporation (39%).

At June 30, 1997, the Company had a backlog of unfilled orders of approximately $1,700,000 comparable with its order backlog of approximately $3,200,000 at June 30, 1996. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general increase in order flow in 1997 as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1997.

Gross Profit
------------

For the six months ended June 30, 1997, gross profit was $1,458,096 or 40.3% of net sales, as compared to $1,436,293 or 43.0% of net sales for the six months ended June 30, 1996. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The small decrease in gross margin in 1997 as compared to 1996 was primarily the result of the Company taking markdowns in 1997 to close out certain slow-moving inventory.

Selling, General and Administrative Expenses
--------------------------------------------


For the six months ended June 30, 1997, selling, general and administrative expenses decreased by $146,179 or 10.6%, to $1,229,249 or 33.9% of net sales, as compared to $1,375,428 or 41.2% of net sales for the six months ended June 30, 1996. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in selling, general and administrative expenses as a percentage of sales is consistent with the increase in net sales.

Royalty Expense
---------------

For the six months ended June 30, 1997, royalty expense was $489,895 or 13.5% of net sales, as compared to $231,530 or 6.9% of net sales for the six months ended June 30, 1996. The increase in royalty expense in 1997 as compared to 1996 was as a result of three factors. First, royalty rates vary from license to license from 8% to 16%. Royalties will vary between periods based upon the product mix included in sales during the period. Secondly, the increase in royalties as a percentage of sales is consistent with a general upward trend in the royalty rates on license agreements. An finally, a reserve of $322,500 was charged to operations to meet royalty guarantees made on contracts under which insufficient product sales were generated to meet the minimum guarantee.

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

Net Loss
--------

The reasons for the increase in net loss in 1997 as compared to 1996 are summarized above. For the six months ended June 30, 1997, the net loss was $2,418,333 or $.46 per share, as compared to a net loss of $538,372, or $.11 per share, for the six months ended June 31, 1996.


Consolidated Financial Condition - June 30, 1997

Liquidity and Capital Resources
-------------------------------

The Company's cash balance decreased by $88,229 to $98,387 at June 30, 1997, as compared to $186,616 at December 31, 1996. The Company's net working capital decreased by $350,833 from working capital deficit of $1,192,746 at December 31, 1996 to a working capital deficit of $1,543,579 at June 30, 1997, and the Company's current ratio decreased to 0.46:1 at June 30, 1997 as compared to 0.61:1 at December 31, 1996. For the six months ended June 30, 1997, the Company's operations provided cash resources of $220,362, as compared to utilizing cash resources of $362,027 for the six months ended June 30, 1996, primarily as a result of a decrease in inventories, an increase in accounts receivable and an increase in accounts payable and accrued expenses during the six months ended June 30, 1997.

During the six months ended June 30, 1997, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $82,099, and additions to product development costs of $49,622.

The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be sufficient
                                                        ----------------------
to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1997. Accordingly, the Company must obtain additional financing in order to maintain its current level of operations. If financing is not obtained in the immediate future, then the Company will have no choice but to seek to substantially reduce operations to a level consistent with available working capital. The Company is actively seeking additional sources of financing, including but not limited to a merger with, or acquisition by, another company. There can be no assurances that any such additional financing will be available on a timely basis and/or under acceptable terms. If such financing does not materialize the Company will be forced to cease operations. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital.

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

The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the line is HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank in the full amount of the line. At June 30, 1997, the Company had no advances under this line for discounted letters of credit. The cash advances under the line are treated as reductions in accounts receivable.

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. The Company recorded imputed interest of $111,786 from the issuance of these warrants. As of June 30, 1997, the Company had borrowed $615,000 pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with loans payable to the Company's Hong Kong agent. The unamortized loan charge at June 30, 1997 was $126,318.

Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued by not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. The Company also agreed to provide the note holders with security for the notes. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Janex International Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early certain of the warrants will be void. The Company recorded imputed interest of $55,668 from the issuance of these warrants and another $13,023 from the extension of the notes. The outstanding loan balance and unamortized loan charge as of June 30, 1997, was $500,000 and $52,306.

In addition, as part of the June 28, 1996 Agreement, the payment of commissions owing one of the stockholders was extended to February 1, 1998, Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding principal balance as of June 30, 1997 was $115,000.

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate (8.5% at December 31, 1996) per annum. In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance. If the loan is not fully paid off by December 31, 1997, the remaining balance and accrued interest will be paid off no later than January 31, 1998. The balance of this note payable at June 30, 1997 is $334,146.

Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the agent. As of June 30, 1997, the Company had borrowed $227,231 under this credit facility.

Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid with 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. As of June 30, 1997, the Company had borrowed $128,197 under this credit facility.

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

                          PART II. OTHER INFORMATION
                          --------------------------


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



                                    JANEX INTERNATIONAL, INC.
                                    -------------------------
                                    Registrant
                                    ----------



Date:  August 14, 1997              By:  /s/ Leslie Friedland
                                         -----------------------
                                         Leslie Friedland
                                         President and Director