Form 10QSB
period 1997-09-30
JANEX INTERNATIONAL INC
filed 1997-11-19
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                        .
                               ---------------------    -----------------------

                         Commission file number 0-17927
                                                -------

                          JANEX INTERNATIONAL, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


                COLORADO                                    84-1034251
                --------                                    ----------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                     Identification Number)

615 HOPE ROAD, BUILDING ONE, 1ST FLOOR, EATONTOWN, NEW JERSEY  07724
--------------------------------------------------------------------
(Address of principal executive offices                    (Zip Code)

                                  908-935-0707
                                  ------------
                (Issuer's telephone number, including area code)

21700 OXNARD STREET, STE. 1610, WOODLAND HILLS, CALIFORNIA  91367
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.    Yes [X]
No [ ]

As of October 31, 1997, the issuer had 7,604,413 shares of its common stock issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

Total sequentially numbered pages in this document: 26

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                                     INDEX

                                                          Sequential
                                                          Page Numbers
                                                          ------------



PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets
          (unaudited) as of September 30, 1997 and
          December 31, 1996 . . . . . . . . . . . . . . . . . . 3

          Condensed Consolidated Statements
          of Operations (unaudited) for the
          three months and nine months ended
          September 30, 1997 and 1996 . . . . . . . . . . . . . 4

          Condensed Consolidated Statements of
          Cash Flows (unaudited) for the nine months
          ended September 30, 1997 and 1996  . . . . . . .  5 - 6

          Notes to Condensed Consolidated Financial
          Statements (unaudited). . . . . . . . . . . . .  7 - 14

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR
          PLAN OF OPERATION . . . . . . . . . . . . . . . 15 - 22


PART II   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . 23

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS  . . . . . 24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . 25

          SIGNATURES . . . . . . . . . . . . . . . . . . . . . 26

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   SEPTEMBER 30, 1997 AND DECEMBER 31, 1996


                                                      September 30,  December 31,
                                                          1997           1996
                                                     --------------  -------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $    275,706   $    186,616
  Certificate of deposit (Note 5)                          100,000        500,000
  Accounts receivable,
   net of allowance of $203,928 and
   $202,634 at September 30, 1997 and
   December 31, 1996, respectively                         750,682        230,479
  Inventories (Note 4)                                     194,915        569,637
  Prepaid royalties                                        150,313        182,465
  Other current assets                                     135,676        179,108
                                                      ------------   ------------

Total current assets                                     1,607,292      1,848,305

Property and equipment, net                                394,077        476,355
Intangible assets, net (Note 3)                            339,032      2,021,551
Product development costs, net (Note 3)                    146,536        242,471
Deferred loan charges                                      102,359        331,155
Other assets                                                 2,802         11,939
                                                      ------------   ------------

                                                      $  2,592,098   $  4,931,776
                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
  Loan payable - bank (Note 5)                       $               $    400,000
  Loans payable - agent (Note 6)                           406,572        450,088
  Note payable (Note 8)                                    265,447        531,356
  Accounts payable                                       1,322,430        809,308
  Accrued expenses                                         968,678        848,359
  Income taxes payable                                          50          1,940
                                                      ------------   ------------

Total current liabilities                                2,963,177      3,041,051

Notes payable - stockholders (Note 7)                    1,230,000      1,115,000
                                                      ------------   ------------

Total liabilities                                        4,193,177      4,156,051
                                                      ------------   ------------

STOCKHOLDERS' EQUITY (DEFICIENCY) (NOTE 10)
  Class A convertible preferred stock,
   no par value; 5,000,000 shares authorized;
   none issued and outstanding
  Common stock, no par value; 20,000,000 shares
   authorized; 7,604,413 shares and 5,296,721
   shares issued and outstanding at September
   30, 1997 and December 31, 1996,
   respectively.                                        11,568,816     11,268,816
  Additional paid-in capital                               554,517        554,517
  Accumulated deficit                                  (13,724,412)   (11,047,608)
                                                      ------------   ------------

Total stockholders' equity (deficiency)                 (1,601,079)       775,725
                                                      ------------   ------------

                                                      $  2,592,098   $  4,931,776
                                                      ============   ============

See accompanying notes to condensed consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



                                     THREE MONTHS               NINE MONTHS
                                  ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                               -------------------------  ------------------------
                                   1997         1996          1997         1996
                                   ----         ----          ----         ----
NET SALES                       $1,165,533   $2,978,023     $4,781,187 $6,315,061
                                ----------   ----------     ---------- ----------
COSTS AND EXPENSES
  Cost of sales                    683,193    1,697,104      2,840,751  3,597,849
  Selling, general and
   administrative                  506,271    1,038,546      1,735,520  2,413,974
  Royalty expense                   69,718      335,383        559,613    566,913
  Depreciation and
   amortization (Note 3)            52,822      229,250      1,976,125    501,693
                                ----------   ----------     ---------- ----------

  Total costs and expenses       1,312,004    3,300,283      7,112,009  7,080,429
                                ----------   ----------     ---------- ----------

OPERATING LOSS                    (146,471)    (322,260)    (2,330,822)  (765,368)
                                ----------   ----------     ---------- ----------

OTHER INCOME (EXPENSE)
  Interest income                      944        6,692         13,299     31,146
  Interest expense (Note 7)       (112,944)     (41,700)      (360,383)   (88,663)
  Foreign exchange gain                           6,392                    24,173
  Loss from settlement with
   warrant holder (Note 9)                                                (84,125)
  Gain on disposal of
   fixed assets                                                             1,500
                                ----------   ----------     ---------- ----------

  Total other expense             (112,000)     (28,616)      (345,584)  (117,469)
                                ----------   ----------     ---------- ----------

LOSS BEFORE INCOME TAX            (258,471)    (350,876)    (2,676,406)  (882,837)

INCOME TAX PROVISION                              6,817            398     13,228
                                ----------   ----------     ---------- ----------

NET LOSS                        $ (258,471)  $ (357,693)   $(2,676,804) $(896,065)
                                ==========   ===========   ===========  =========

LOSS PER COMMON SHARE           $    (0.05)  $    (0.07)   $     (0.51) $   (0.18)
                                ==========   ===========   ===========  =========
Weighted average number of
 common shares outstanding       5,296,721    5,046,721      5,296,721  5,046,721
                                ==========   ==========    =========== ==========


     See accompanying notes to condensed consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


                                              NINE            NINE
                                          MONTHS ENDED    MONTHS ENDED
                                          SEPTEMBER 30,  SEPTEMBER 30,
                                              1997            1996
                                         --------------  --------------

Cash flows from operating activities:
  Net loss                                 $(2,676,804)      $(896,065)
  Adjustments to reconcile net loss
    to net cash provided by
    operating activities:
     Provision for losses on
      accounts receivable, net                   1,294         (75,856)
     Depreciation and amortization           2,129,065         501,693
     Imputed interest expense                                  228,796
     Loss from settlement with
      warrant holder                                            84,125

  Changes in operating assets
   and liabilities:
     (Increase) decrease in -
      Accounts receivable                     (521,497)       (484,682)
      Inventories                              374,722         237,722
      Prepaid royalties                         32,152        (118,000)
      Other current assets                      43,432         (37,229)
      Other assets                               9,137           6,085
     Increase (decrease) in -
      Accounts payable                         513,122         538,396
      Accrued expenses                         120,319         241,930
      Income taxes payable                      (1,890)         12,526
                                           -----------       ---------

Net cash provided by
 operating activities                          251,848          10,645
                                           -----------       ---------

Cash flows from investing activities:
  Additions to property
   and equipment                              (119,650)       (421,177)
  Additions to product
   development costs                          (148,683)       (200,145)
  Decrease in certificate of
   deposit                                                     400,000
                                           -----------       ---------

Net cash provided by (used in)
  investing activities                         131,667        (621,322)
                                           -----------       ---------

                                (Continued)

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)


                                                   NINE            NINE
                                               MONTHS ENDED    MONTHS ENDED
                                              SEPTEMBER 30,   SEPTEMBER 30,
                                                   1997            1996
                                              --------------  --------------

Cash flows from financing activities:
  Repayment of loan payable - bank                 (400,000)       (351,425)
  Proceeds from loan payable - shareholder          115,000         300,000
  Proceeds from issuance of common stock            300,000
  Repayment of loan payable - agent                                 (43,516)
  Proceeds from loan payable - agent                                282,333
  Repayment of note payable                        (265,909)       (279,803)
                                                  ---------       ---------

Net cash used in
 financing activities                              (294,425)        (48,895
                                                  ---------       ---------

Cash and cash equivalents:
  Net increase (decrease)                            89,090        (659,572)
  At beginning of period                            186,616         783,564
                                                  ---------       ---------

  At end of period                                $ 275,706       $ 123,992
                                                  =========       =========




See accompanying notes to condensed consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


1.   ORGANIZATION AND BASIS OF PRESENTATION

Organization - Janex International, Inc. was incorporated in Colorado on July
------------
28, 1986, and is the parent corporation of With Design in Mind, a California corporation, Janex Corporation ("Janex"), a New Jersey corporation, and Malibu Fun Stuffed, Inc. ("Malibu"), a California corporation, all of which are wholly-owned subsidiaries. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited ("Pro Gains"), a Hong Kong corporation owned 50% by Janex International, Inc. and 50% by Janex. Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation, is owned 99% by Malibu and 1% by Janex International, Inc. As used in this report, the "Company" refers to Janex International, Inc. and its subsidiaries, unless the context indicates otherwise.

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

Basis of Presentation - The accompanying consolidated financial statements are
---------------------
unaudited but, in the opinion of management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996, and the cash flows for the nine months ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1996 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)


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

Seasonality - Because of the seasonality of the Company's business, the results
-----------
of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1997.

Net Loss Per Share - Net loss per share is based on the weighted average number
------------------
of shares of common stock outstanding during the respective periods presented. Common stock equivalents are not included in the calculation of loss per share as their effect would be anti-dilutive.


2.   GOING CONCERN

     The Company has suffered recurring losses from operations and had a net loss of $2,676,804 for the nine months ended September 30, 1997. The Company's net working capital deficit increased by $163,139 during the nine months ended September 30, 1997, from $1,192,746 at December 31, 1996, to $1,355,885 at
September 30, 1997. These conditions raise substantial doubt about the Company's ability to continue as a going concern.


3.   WRITE-OFF OF INTANGIBLE ASSETS

     In conjunction with the change in management during August 1997, new management conducted a review of the Company's operations, financial condition and business prospects. As a result, new management decided to decrease the Company's dependence on licensed products, and to attempt to develop and market new product lines.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)


In light of the historical operating losses from the Company's existing product lines, limited working capital, and the change in the Company's business focus, the Company determined to write-off certain intangible assets aggregating $1,600,480. This write-off, consisted of trademarks, licensing relationships and goodwill with net book values of $272,594, $493,203 and $834,683, respectively, and was included in depreciation and amortization in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1997.


4.   INVENTORIES

     Inventories are valued at the lower of cost or market and consist of the following at September 30, 1997 and December 31, 1996:

                        September 30, 1997  December 31, 1996
                        ------------------  -----------------
   Finished goods           $137,134             $569,637
   Work-in-process            57,781             ________
                            --------
                            $194,915             $569,637
                            ========             ========



5.   LOAN PAYABLE - BANK

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company.
On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit), and in conjunction therewith the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit. The line of credit is secured by the remaining $100,000 balance of the certificate of deposit at September 30, 1997.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)


     The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the credit line is HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank for the full amount of the credit line. At September 30, 1997, there were no advances under this credit line. Advances under the credit line are treated as reductions of accounts receivable.


6.   LOANS PAYABLE - AGENT

     Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent (the "Agent") for the payment of product development and tooling costs, provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1996 and September 30, 1997, the Company had borrowed $271,789 and $286,045, respectively, under this credit facility.

     Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its Agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on January 15, 1998. In November 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1996 and September 30, 1997, the Company had borrowed $178,299 and $120,527, respectively, under this credit facility.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS TO NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)


7.   NOTES PAYABLE - STOCKHOLDERS

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of December 31, 1996 and September 30, 1997, the Company had borrowed $500,000 and $615,000, respectively, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent (See Note 6).

     Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)


entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,988 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early certain of the warrants will be void. The outstanding loan balance as of December 31 and September 30, 1997 was $500,000.

     The Company charged to operations $76,266 and $228,798 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the three months and nine months ended September 30, 1997.

     In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996 until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of December 31, 1996 and September 30, 1997 was $115,000.


8.   NOTE PAYABLE

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

     In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. If the loan is not fully paid off by December 31, 1997, the Company is obligated to repay the remaining balance and accrued interest no later than January 31, 1998. The balance of this note payable was $531,356 and $265,447 at December 31, 1996 and September 30, 1997, respectively.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)

9.   LOSS FROM SETTLEMENT WITH WARRANT HOLDER

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


10.  STOCKHOLDERS' EQUITY (DEFICIENCY)

     On August 27, 1997, the Company issued 2,307,692 shares of restricted common stock at fair market value for a total purchase price of $300,000 in a private placement with two present and significant shareholders and creditor of the Company.


11.  NEW ACCOUNTING STANDARDS

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

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (CONTINUED)


     The pronouncement is effective for fiscal years and interim periods ending after December 15, 1997; early adoption is not permitted. The Company has not determined the effect, if any, of adoption on its EPS computation(s).

     Statements of Financial Accounting Standards No. 129 "Disclosure of Information about Capital Structure" (SFAS No. 129) issued by the FAST is effective for financial statements ending after December 15, 1997. The new standard reinstates various disclosure requirements previously in effect under Accounting Principles Board Opinion No. 15, which has been superseded by SFAS No. 128. The Company does not expect adoption of SFAS No. 129 to have a material effect, if any, on its financial position or results of operation.

     Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) issued by the FAST is effective for financial statements with fiscal years beginning after December 15, 1997. Earlier application is permitted. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The Company has not determined the effect of its financial position or results of operations, if any, from the adoption of this statement.

     Statements of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" (SFAS No. 131) issued by the FASB is effective for financial statements beginning after December 15, 1997. The new standard requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. The Company does not expect adoption of SFAS No. 131 to have a material effect, in any, on its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Consolidated Results of Operations - Three and Nine Months Ended September 30, 1997 and 1996:

Net Sales
---------

For the nine months ended September 30, 1997, net sales decreased by $1,533,874 or 24.3%, to $4,781,187, as compared to net sales of $6,315,061 for the nine months ended September 30, 1996. Sales for the three months ended September 30, 1997 decreased by $1,812,490 to $1,165,533 or 60.9% as compared to net sales of $2,978,023 for the three months ended September 30, 1996.

The decrease in net sales of $1,812,490 for the three months overcame the slight increase in net sales for the previous six month ended June 30, 1997 of $278,616. The decrease in net sales is a direct result of various factors. There was an apparent lack of any licenses in the marketplace. As a result, many of the major customers of the Company are not willing to make large inventory commitments. For the nine months ended September 30, 1997, products incorporating characters licensed from The Walt Disney Company comprised 10% of net sales and the "Looney Tunes" characters licensed from the Warner Bros. Corporation comprised 14% of net sales, compared to 37% and 42%, respectively, for the nine months ended September 30, 1996. The loss of revenue generated from the lack of sales incorporating licensed products was offset by an increase in sales of the Wet Pet Line, which for the nine months ended September 30, 1997 comprised 53% of sales as compared to 15% for 1996. However, as the Wet Pet Line is seasonal, the sales for the three months ended September 30, 1997 were flat, as compared to the three months ended September 30, 1996.

In addition, the changeover in new management, the resulting relocation of the Company's headquarters and various personnel changes had a direct negative impact on net sales for the three months ended September 30, 1997.

At September 30, 1997, the Company had a backlog of unfilled orders of approximately $1,000,000 as compared with its order backlog of approximately $1,200,000 at September 30, 1996. The Company has noted a general decrease in order flow in 1997 as compared to prior years. Orders are continuing to come in, thus the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1997.

Gross Profit
------------

For the nine months ended September 30, 1997, gross profit was $1,940,436 or 40.6% of net sales, as compared to $2,717,212 or 43.0% of net sales for the nine months ended September 30, 1996. For the three months ended September 30, 1997 gross profit was $482,340 or 41.4% of net sales as compared to $1,280,919 or 43.0% of net sales for the three months ended September 30, 1996. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. During the three months ended June 30, 1997 the Company recorded markdowns of approximately $75,000 to close out certain slow-moving inventory.


Selling, General and Administrative Expenses
--------------------------------------------

For the nine months ended September 30, 1997, selling, general and administrative expenses decreased by $678,454 or 28.1% to $1,735,520 or 36.3% of net sales, as compared to $2,413,974 or 38.2% of net sales for the nine months ended September 30, 1996. For the three months ended September 30, 1997, selling general and administrative expenses decreased by $532,275 or 51.3% to $506,271 or 43.4% of net sales, as compared to $1,038,546 or 34.9% of net sales for the three months ended September 30, 1996. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in selling, general and administrative expenses in 1997 as compared to 1996 is a direct result of management's continuing effort to reduce fixed overhead costs.

Royalty Expense
---------------

For the nine months ended September 30, 1997, royalty expense decreased by $7,300 to $559,613 or 11.7% of net sales, as compared to $566,913 or 9.0% of net sales for the nine months ended September 30, 1996. For the three months ended September 30, 1997, royalty expense decreased by $265,665 to $69,718 or 6.0% of net sales, as compared to $335,383 or 11.3% of net sales for the three months ended September 30, 1996. The decrease in royalty expense in 1997 as compared to 1996 was as a result of two factors.

A significant shift in the sales mix to a higher proportion of non-royalty sales, which include the Wet Pet Line, has resulted in a reduction of royalty expense. This reduction was offset by a provision for loss of $322,500 that was charged to operations to meet royalty guarantees made on contracts under which insufficient product sales were generated to meet the minimum guarantees due through December 31, 1997.

Depreciation and Amortization
-----------------------------

In conjunction with the change in management during August 1997, new management conducted a review of the Company's operations, financial condition and business prospects. As a result, new management decided to decrease the Company's dependence on licensed products, and to develop and market new product lines.
In light of the historical operating losses from the Company's existing product lines, limited working capital, and the change in the Company's business focus, the Company determined to write-off certain intangible assets aggregating $1,600,480. This write-off, consisted of trademarks, licensing relationships and goodwill with net book values of $272,594, $493,203 and $834,683, respectively, and was included in depreciation and amortization in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 1997.

Interest
--------

For the nine months ended September 30, 1997, interest expense increased by $271,720 to $360,383 or 7.5% of net sales, as compared to $88,663 or 1.4% of net sales for the nine months ended September 30, 1996. For the three months ended September 30, 1997, interest expense increased by $71,244 to $112,944 or 9.7% of net sales, as compared to $41,700 or 1.4% of net sales for the three months ended September 30, 1996. The increase in interest expense for the three months and nine months ended September 30, 1997 as compared to the three months and nine months ended September 30, 1996, respectively, is primarily due to $76,066 and $228,798 of imputed interest expense relating to the issuance of stock purchase warrants. (See Note 7)

Loss from Settlement with Warrant Holder
----------------------------------------

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

Net Loss
--------

The reasons for the increase in net loss in 1997 as compared to 1996 are summarized above. For the nine months ended September 30, 1997, the net loss was $2,676,804 or $.51 per share, as compared to a net loss of $896,065, or $.18 per share for the nine months ended September 31, 1996. For the three months ended September 31, 1997, the net loss was $258,471 or $.05 per share, as compared to a net loss of $351,697 or $.07 per share for the three months ended September 30, 1996.

Liquidity and Capital Resources
-------------------------------

     The Company's cash balance increased by $89,090 to $275,700 at September 30, 1997, as compared to $186,616 at December 31, 1996. The Company's net working capital deficit increased by $163,139 from a working capital deficit of $1,192,746 at December 31, 1996 to a working capital deficit of $1,355.885 at September 30, 1997, and the Company's current ratio decreased to 0.54:1 at September 30, 1997 as compared to 0.61:1 at December 31, 1996. For the nine months ended September 30, 1997, the Company's operations provided cash resources of $251,848, as compared to providing cash resources of $10,645 for the nine months ended September 30, 1996, primarily as a result of a decrease in inventories and an increase in accounts payable and accrued expenses, which was partially offset by an increase in accounts receivable during the nine months ended September 30, 1997.

     During the nine months ended September 30, 1997, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $119,650, and additions to product development costs of $148,683.

     The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be
                                                                 -----------
sufficient to fund projected order flow, overhead and debt repayment for the
----------
fiscal year ending December 31, 1997. Accordingly, the Company must obtain additional financing in order to maintain its current level of operations. If financing is not obtained in the immediate future, then the Company will have no choice but to attempt to substantially reduce operations to a level consistent with available working capital. The Company is actively seeking additional sources of financing. However, there can be no assurances that any such additional financing will be available on a timely basis and/or under acceptable terms. If such financing is not completed, the Company will be forced to cease operations. The

Company has experienced recurring losses from operations, negative cash flows and decreases in working capital. The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect the Company's ability to continue as a going concern.

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (included the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit), and in conjunction therewith the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit. The line of credit is secured by the remaining $100,000 balance of the certificate of deposit at September 30, 1997.

     The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line is tailored to match the Company's selling season. From May to November the credit line is HK$7,000,000 (US$900,000) and from December to April the credit line is HK$1,500,000 (US$200,000). Janex International, Inc. has issued a guarantee to the Hong Kong bank for the full amount of the line. At September 30, 1997, the Company had no advances under this credit line. Advances under the line are treated as reductions of accounts receivable.

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, (the "Agreement"), Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. The Company recorded imputed interest of $111,786 from the issuance of these warrants. As of December 31, 1996 and September 30, 1997, the Company had borrowed $500,000 and $615,000 respectively, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with loans payable to the Company's Hong Kong agent.

     Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes totalling $1,000,000, payable in semi-annual installments over a three year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued by not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. The Company also agreed to provide the note holders with security for the notes. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,988 shares of the Company's common stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early certain of the warrants will be void. The outstanding loan balance as of December 31, 1996 and September 30, 1997, was $500,000.

     In addition, as part of the June 28, 1996 Agreement, the payment of commissions owing one of the stockholders was extended to February 1, 1998, Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding principal balance as of December 31, 1996 and September 30, 1997 was $115,000.

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate. In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance. If the loan is not fully paid off by December 31, 1997, the Company is obligated to repay the remaining balance and accrued interest no later than January 31, 1998. The balance of this note payable was $531,356 and $265,447 at December 31, 1996 and September 30, 1997, respectively.

     Pursuant to an Agency Agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent (the "Agent") for the payment of product development and tooling costs, provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the Agency Agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1996 and September 30, 1997, the Company had borrowed $271,789 and $286,045 respectively, under this credit facility.

     Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow up to another $200,000 from its agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1996 and September 30, 1997, the Company had borrowed $178,299 and $120,527, respectively, under this credit facility.

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

     On August 27, 1997, the Company issued 2,307,692 shares of restricted common stock at fair market value for a total purchase price of $300,000 in a private placement with two present and significant shareholders and creditor of the Company.

                          PART II.  OTHER INFORMATION
                          ---------------------------


Item 1.   Legal Proceedings

          On July 15, 1997, Actional Limited ("Actional"), a company previously used to manufacture products for the Company, filed a Complaint against Janex Corporation, OSP Publishing ("OSP"), and O.S.P. Acquisition Corporation ("OSP Acquisition"), in the Superior Court for the State of California, County of Los Angeles, Case No. BC 174599, The Complaint sets forth a cause of action against Janex Corporation for breach of contract, seeking damages in the sum of $112,500. The Company has filed an answer to the Complaint, denying all allegations and claims. The Company filed a Cross-Complaint against Actional, OSP and OSP Acquisition, for breach of contract (against Actional), rescission (against OSP and OSP Acquisition) and declaratory relief against all defendants. The Company's breach of contract claim against Actional alleges that Actional manufactured defective merchandise causing damage to the Company in the sum of $241,129.85, plus other damages to be proved at trial.

     On July 15, 1997, Actional filed an additional Complaint against the Company, in the Superior Court for the State of California, County of Los Angeles, Case No. BC 174598. The Complaint sets forth causes of action against Janex Corporation for open book account and for account stated and seeks to recover $113,895.17. The Company has filed an answer to the Complaint, denying all allegations and claims. The Company filed a Cross-Complaint against Actional, OSP and OSP Acquisition, for breach of contract (against Actional), rescission (against OSP and OSP Acquisition) and declaratory relief against all defendants. The Company's breach of contract claim against Actional alleges that Actional manufactured defective merchandise causing damage to the Company in the sum of $241,120.85, plus other damages to be proved at trial. The Company requested that both of Actional's cases be consolidated and the Court entered an order to that effect.

     The Company believes that the damages that it sustained as a consequence of defective merchandise manufactured by Actional, will offset all or a substantial part of Actional's claims. Furthermore, the Company believes it has other adequate defenses to the Actional claims. These matters are in a preliminary stage, discovery is proceeding and no trial has been set. Settlement discussions between Actional and the Company are being held, however, no settlement has been reached.

Item 2.   Changes in Securities and Use of Proceeds

          On August 27, 1997, the Company issued 2,307,692 shares of restricted common stock for a total purchase price of $300,000 in cash, in a private placement with two present shareholders. The purchasers represented that they were accredited investors as defined in Rule 501 of Regulation D promulated under the Securities Act of 1933 ("1933 Act"). The Company believes that the sale was exempt from registration pursuant to Section 4(2) of the 1933 Act, by virtue of being a private placement with persons who had access to all information concerning the Company and who gave written investment representations. There were no underwriters and there were no underwriting discounts or commissions paid.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits -

          27  Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

          Three Months Ended September 30, 1997:  Under Item 5.

          Other Events: The Company filed a report on August 26, 1997 which referred to the appointment of Daniel Lesnick and Alex Hughes to the Board of Directors.

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



                                    JANEX INTERNATIONAL, INC.
                                    -------------------------
                                    Registrant



Date:  November __, 1997      By:   /s/ Leslie Friedland
                                    -----------------------
                                    Leslie Friedland
                                    President
                                    (Duly Authorized Officer)

Date:  November __, 1997      By:   /s/ Michael Handelman
                                    -----------------------
                                    Michael Handelman
                                    Chief Financial Officer
                                    (Chief Financial and
                                     Accounting Officer)