Form 10KSB
period 1997-12-31
JANEX INTERNATIONAL INC
filed 1998-04-15
CIK 800454

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 10549

                                  FORM 10-KSB

(Mark one)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from  _______________ to ______________

Commission File No. 0-17927

                           JANEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

          COLORADO                                84-1034251
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)                Identification No.)

   615 HOPE ROAD, BUILDING ONE
       EATONTOWN,  NEW JERSEY                       07724
(Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code: (732) 462-5201

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
Yes  X   No
    ---     ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              ---

The issuer's net revenue for its most recent fiscal year was $5,596,979.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of March 31, 1998 was $2,490,526

Number of registrant's shares of Common Stock outstanding as of April 1, 1998 was 9,962,105.

Documents incorporated by reference:  None                          Page 1 of 63
Exhibit Index Page: 60

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT
--------------------

     Janex International, Inc., formerly known as With Design in Mind International, Inc., was incorporated in Colorado on July 28, 1986, and is the parent corporation of With Design in Mind, a California corporation ("WDIM"), a wholly owned subsidiary that it acquired on August 19, 1988, Janex Corporation, a New Jersey corporation ("Janex"), a wholly owned subsidiary acquired on October 6, 1993, and Malibu Fun Stuffed, Inc., a California corporation ("Malibu"), a wholly owned subsidiary acquired on August 4, 1995. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited, a Hong Kong corporation ("Pro Gains"), owned 50% by Janex International, Inc., and 50% by Janex, and the parent corporation of Malibu Fun Stuffed International Limited, a Hong Kong corporation ("MFSI"), owned 99% by Malibu and 1% by Janex International, Inc. As used in herein, the term "the Company" refers to Janex International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise. From October 6, 1993, to August 4, 1995, the Company's business was conducted primarily through its subsidiaries Janex and Pro Gains. Prior to October 6, 1993, business was conducted primarily through WDIM. Subsequent to August 4, 1995, business has been conducted primarily through Janex, Pro Gains, Malibu and MFSI. The Company's principal place of business is located at 615 Hope Road, Building One, Eatontown, New Jersey 07724. The Company's telephone number is (732) 935-0707.

     In September 1993, the Company entered into an agreement to purchase all of the outstanding stock of MJL Marketing Inc. ("MJL"), a New Jersey corporation. The acquisition was completed on October 6, 1993. In November 1993 the Company changed the name of MJL to Janex Corporation so that the corporate name would match the brand name under which most of the Janex products are marketed. Under the agreement to purchase MJL, the shareholders of MJL received 1,200,000 shares of the Company's Common Stock (restricted), with certain registration rights, and $600,000 at the closing. An additional $150,000 was to be paid in January 1994 and $1,000,000 was payable on an installment basis over a period of three years. Subsequently the $150,000 note was paid in three equal payments of $50,000 on April 30, June 30 and September 30, 1994. Further, through several extensions, the holders of the $1,000,000 (at December 31, 1997 the amount payable was $500,000) of notes have agreed to extend payments of the notes to February 1, 1999, subject to certain interest payments and the granting of certain warrants. See "Certain Relationships and Related Transactions" and Description of Securities--Friedland Warrants and --Lesnick Warrants."

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

     On August 4, 1997, Mr. Sheldon Morick, then the Chief Executive Officer, President and Director of the Company, resigned his positions with the Company. Mr. Leslie Friedland, the former co-owner of Janex Corporation agreed to serve as Chief Executive Officer, President and Director of the Company. Mr. Dan Lesnick, also a former co-owner of Janex Corporation, agreed to serve as Executive Vice-President and Chief Operating Officer and was appointed as a Director of the Company.


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

     Most of the Janex Products incorporate licensed fantasy characters. Once the decision has been made to include a specific product in the line, the Janex Division will endeavor to obtain licenses to incorporate fantasy characters into the product. Presently, the Janex Division has licenses to utilize one or more trademarks and/or copyrights owned or controlled by The Walt Disney Company, Caterpillar, Inc., New Line Cinema, MCA/Universal Merchandising, Inc., Children Television Workshop, Australian Broadcasting Corporation, The Lyons Group, Lionel, LLC, Warner Bros. Corporation and Turner Home Entertainment, Inc. Although the basic underlying product may stay the same, generally the product goes through a stage of customization to tailor that product design to the license which is to be incorporated into it.

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

     The Janex Product line currently includes the following: battery operated Power Toothbrush and Stand, battery operated Power Toothbrush (without stand), battery operated Power Flashlight, Action/Talking Alarm Clock, Role Play Gear, Foam and Vinyl Coin Bank, Deluxe Doll Carrier, Deluxe Doll Diaper Bag, Budget Doll Bedding Assortment, Doll Comforter and Pillow Set and Lil' Miss Executive Play Set.

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

     The Malibu Products include the following: Wee Wet Pets, Wet Pet Babies, Water Wings, Water Rings, Train Adventure Video Set and Mr. Baby Proofer.

     The Company intends to add several new products in 1998, subject to the availability of working capital. See "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources." The concentration of new product introductions will be on products of similar characteristics to those already in the Company's product lines, i.e., similar retail price levels, the capability of incorporating a fanciful licensed character (for Janex Products), similar target age groups, functional or toys, suitable for manufacture through existing or similar factories, and suitable for distribution through existing distribution channels. The Company intends to continue to include in its strategy for product line growth the possibility of acquiring other companies, particularly where potential acquisition candidates offer product line, manufacturing or marketing synergies.

     The Company's products carry a 90-day limited warranty.


GOVERNMENT REGULATIONS

     The Company is subject to the provision of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous products. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations through a program of quality inspections and product testing. The Company maintains product liability insurance in the amount of $2,000,000.


MARKETING, DISTRIBUTION AND CUSTOMERS

     The Company sells its products nationwide to retailers primarily through a network of independent sales representative firms. One of those independent sales representative firms is owned by the Company's President. That firm represents the Company's products to three of its largest customers. See "Certain Relationships and Related Transactions." The Company's products are displayed at two major consumer product shows in January and February of each year, and at a number of smaller specialty market shows throughout the year. Marketing activities for the Company's product lines primarily target mass merchant retailers in the United States and Canada, such as Kmart, Wal-Mart, Target, and Toys R Us, as well as smaller regional merchants, drug chains, department stores and gift stores. In 1997, Target and Toys R Us represented 14% and 39% of the Company's revenues, respectively.

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

     Domestic inventories are kept in a third party contract warehouse facility located in Baltimore, Maryland. See "Certain Relationships and Related Transactions." Orders from domestic customers are processed at the Company's offices in New Jersey. Shipping documents are forwarded to the Baltimore warehouse, which fills the orders and ensures shipment of product to customers in accordance with customer specified shipping instructions. The warehouse confirms shipment to the customer, and the Company then invoices the customer from New Jersey.

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

     Historically, Janex sold to customers primarily on a letter of credit basis, FOB Hong Kong. Although Janex maintained a domestic warehouse in Baltimore, Maryland, and did ship to customers FOB Baltimore, this type of business was not emphasized, because to do so required continued investment in inventory and accounts receivable. Management believes that shipping to customers on normal credit terms from domestic inventories may provide access to a base of potential new customers that do not purchase on a letter of credit basis. This group of customers would include smaller retailers that do not purchase enough to make letter of credit purchasing advantageous, and certain larger multi-location retailers that rely on their suppliers to provide inventory and logistics services along with product. In order to facilitate shipping to smaller retailers, the Company has entered into an agreement with Advantage Merchandise, a warehouse in San Diego, California. Advantage Merchandise purchase directly from the Company, on a letter of credit basis, enough inventory to fulfill orders sold by the Company, through its network of sales representative firms. Advantage Merchandise then processes these orders, delivering the product to the customer and then processing the collection of the accounts receivable.

MANUFACTURING

     Most of the Company's products are manufactured to the Company's specifications by manufacturers based in Macau and China. The Company does have one product manufactured in the United States, and further has products assembled in the United States from components acquired from companies located in the United States, China and Brazil. The Company believes that teaming contract manufacturers with Company employees yields cost savings, maximizes the design resources of the Company and shortens the new product introduction cycle. During the design stage, Company employees work closely with employees of the manufacturers, and also travel to the manufacturers' facilities, in order to accomplish the Company's design goals. Company employees also travel to the manufacturing facilities for the purpose of inspecting the manufacturing process and verifying the effectiveness of quality control and assurance programs. Manufactured products may be shipped to the Company's warehouse in Baltimore, Maryland, for inspection and distribution. Alternatively, products may be shipped directly from the manufacturer to the customer.

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

     Historically, the Company has not incurred any significant costs in connection with research and development and does not expect to do so in the foreseeable future. The Company keeps the direct investment in research and development on new products to a minimum by entering into agreements with product researchers/inventors providing for ongoing royalty participation should a given product be brought to market. Once the decision has been made to include a product in one of the Company's product lines, the Company typically incurs start-up costs in the range of $5,000 to $20,000 for each version of that product introduced. Such costs include producing one or more prototypes of a product, obtaining licensor approval (if it is licensed) on concept, artwork and sculpting, and acquiring any required molds and tooling for production. Subject to the availability of funds, the Company expects to spend approximately $350,000 in 1998 for start-up costs pertaining to new products.

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

     For the Janex Products, the Company seeks licenses which may open up additional target market groups. As an example, the Little Mermaid character on a battery operated toothbrush is a suitable product for a four year old girl. That same battery operated toothbrush with a Batman character on it would be a suitable product for a seven year old boy. As a result, the Company endeavors as part of its product development program to ensure that it has spread its available license acquisition funds across a range of licenses, rather than investing heavily in only one or two licenses. Subject to the availability of funds, the Company expects to spend approximately $200,000 in 1998 on the acquisition of new licenses, exclusive of ongoing royalties.


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

     /1/Licensors do not normally license multiple manufacturers for the same product in the same territory, although technically under the terms of many license agreements they could. This option is generally reserved by the licensor as a method of dealing with licensees that do not perform. In addition, licensors tend not to auction licenses, where the license would go to the highest bidder. Instead most licensors, particularly those concerned with the longevity of their characters, base the license granting decision more on the ability of the manufacturer to make the products, to sell the products, to manufacture quality products that enhance the value of the license and the licensor's reputation, to account accurately for the sales of products, and to pay royalties due on a timely basis. Also, most reputable licensors recognize the value of the relationship between the licensee and their customers, and realize the potential disruption that could occur by precipitously replacing licensees.

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

     Since the Janex Division relies upon licensed characters as the primary method of differentiating its products from those of other companies, revenues tend to be a function of the general popularity of the characters licensed by the Company vis-a-vis those characters licensed to competing companies. Further, the Janex Products account for the majority of the sales of the Company. (See "- -Management's Discussion and Analysis or Plan of Operations"). As a result, more traditional indicators of revenue stability such as the state of the economy, market share, financial strength and/or weakness of the company and historical growth rate offer limited insight as tools to predict future performance. Thus, the strength, or weakness, of the licenses held by the Company can be expected to a have a major influence on revenues and profitability, and over time it would not be unexpected for the Company to experience both significant upward and downward fluctuations in sales. These upward and downward swings in revenue associated with "fad" or "hit" licenses that generate tremendous sales volumes for short periods make the business of selling products that incorporate licensed fantasy characters extremely volatile, in comparison to businesses that do not sell products that incorporate licensed fantasy characters, and that do not sell products that are considered fads.

     The volatility of revenues and profits created as a result of the significant reliance on licensed characters by Janex Products is expected over time to reduce as Malibu Products increasingly contribute to the operations of the Company.

-----------
    /1/The respective licensors in each instance have registered, own and/or control the trademark, registered trademarks and/or copyright rights to the characters licensed and the characters, likenesses thereof, names, pictures, drawings and any other associations with those characters are used by the Company strictly under license from the respective licensor.

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

     The Company has entered into a number of license agreements for the use of licensed fantasy characters on its products. These license agreements typically run for two years, require a payment of royalties on sales of up to 16%, require royalty advances of up to $50,000, and in some instances have guaranteed royalties of up to $200,000. The following is a list of the current licensors to the Company and the characters licensed:

     - The Walt Disney Company for Mickey's Stuff for Kids, Little Mermaid, Hercules and 101 Dalmatians/1/

     -   Warner Bros. Corporation for Batman, Superman and Looney Tunes/1/

     -   Children Television Workshop for Sesame Street/1/

     -   Lionel LLC for Lionel Trains/1/

     -   New Line Cinema Corporation for Lost in Space/1/

     -   Turner Home Entertainment, Inc. for Johnny Quest/1/

     -   MCA/Universal Merchandising for Lost World/1/

     -   UPA Productions of America for Godzilla/1/

     -   Australian Broadcasting Corporation for Bananas in Pajamas./1/

     In addition, the Company has entered into a number of license agreements for the use of product designs and for the rights to use certain trademarks. These license agreements typically run two to five years, require payment of royalties on sales of up to 6%, and require royalty advances of up to $15,000. See "Certain Relationships and Related Transactions."

BACKLOG

     Shipment of the Company's products is anticipated to peak during the summer months period and, consequently it is expected that the Company's backlog will be at a maximum during June, July and August. If items are not in stock, delivery typically takes between one and three months. When items are in stock, items are normally shipped on the date upon which the customer

------------
     /1/The respective licensors in each instance have registered, own and/or control the trademark, registered trademarks and/or copyright rights to the characters licensed and the characters, likenesses thereof, names, pictures, drawings and any other associations with those characters are used by the Company strictly under license from the respective licensor.

has requested shipment.

     At December 31, 1996, the backlog of orders was approximately $1.25 million and at December 31, 1997, the backlog of orders was approximately $1.0 million.


EMPLOYEES

     As of April 1, 1998, the Company had four full-time employees. The full-time employees were engaged as follows: one in accounting, two in marketing and product development and one in general and sales management. The Company has never experienced a work stoppage and the Company believes that relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.


ITEM 2.   DESCRIPTION OF PROPERTY.

     As of October 1, 1997, the Company moved its headquarters to Eatontown, NJ, and are presently sub-leasing offices from Les Friedland & Associates for a nominal fee.

     The Company had entered into a lease, effective April 1, 1994, for 2,202 square feet of office space in a multi-tenant high rise building located at 21700 Oxnard Street, Woodland Hills, California (the "Office"). The Company and the Landlord amended the lease, effective January 1, 1996, providing the Company with an additional 2,460 square feet of space adjacent to its current offices, and extended the expiration date of the lease to December 31, 2000. The lease allows for its early termination anytime after March 1997, provided that the Company enters into another lease with the landlord in the same complex. Effective April 1, 1997, the Company entered into an agreement to sublease a portion of the facility to a third party for the balance of the lease. The Company is presently concluding negotiations to sub-lease the remaining portion of the facility for the balance of the lease.

     With the acquisition of Malibu, the Company acquired the lease on 4,432 square feet of industrial warehouse space in a multi-tenant industrial complex located at 5312 Derry Avenue, Suites Q & R, Agoura Hills, California (the "Warehouse"). The lease expired on March 31, 1998. In December, 1995, the Company had sublet the Warehouse for the remaining term of the lease. The rental income under the sublease was approximately equal to the rent the Company was obligated to pay.

ITEM 3.   LEGAL PROCEEDINGS.

SHAREHOLDER LITIGATION

     On July 15, 1997, Actional Limited ("Actional"), a company that previously manufactured products for the Company, filed a Complaint against Janex Corporation, OSP Publishing ("OSP") and O.S.P. Acquisition Corporation ("OSP Acquisition"), in the Superior Court for the State of California, County of Los Angeles, Case No. BC 174599. The Complaint sets forth a cause of action against Janex Corporation for breach of contract, seeking damages in the sum of $112,500. The Company filed an answer to the Complaint, denying all allegations and claims. The Company filed a Cross-Complaint against Actional, OSP and OSP Acquisition, for breach of contract (against Actional), rescission (against OSP and OSP Acquisition) and declaratory relief against all defendants. The Company's breach of contract claim against Actional alleges that Actional manufactured defective merchandise causing damage to the Company in the sum of $241,129.85, plus other damages to be proved at trial.

     On July 15, 1997, Actional filed an additional Complaint against the Company in the Superior Court for the State of California, County of Los Angeles, Case No. BD 174598. The Complaint sets forth causes of action against Janex Corporation for open book account and for account stated and seeks to recover $113,895.17. The Company filed an answer to the Complaint, denying all allegations and claims. The Company filed a Cross-Complaint against Actional, OSP and OSP Acquisition, for breach of contract (against Actional), rescission (against OSP and OSP Acquisition) and declaratory relief against all defendants. The Company's breach of contract claim against Actional alleges that Actional manufactured defective merchandise causing damage to the Company in the sum of $241,120.85, plus other damages to be proved at trial. The Company requested that both of Actional's cases be consolidated and the Court entered an order to that effect.

     Both of these cases have been settled for a total payment of $50,000. In connection with the settlement, the $50,000 has been deposited into an attorneys' trust account to be paid subject to inspection an acceptance of certain tools and molds delivered to the Company by Actional. made.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF OUTSTANDING COMMON STOCK

     On October 16, 1989, the Common Stock began trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and has been quoted on NASDAQ since that date except for the period from June 7, 1990, to June 18, 1990. The Company's stock were deleted from the NASDAQ Stock Market effective July 17, 1997, as a consequence of the Company's failure to meet the minimum capital and surplus requirements for continued listing. The Company's now traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for each fiscal quarter from January 1, 1996, through December 31, 1997, as reported by the National Association of Securities Dealers. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

        Year Ended December 31, 1997    High (1)  Low (1)

        First Quarter                     $1.44    $ .56
        Second Quarter                    $ .72    $ .31
        Third Quarter                     $ .63    $ .06
        Fourth Quarter                    $ .75    $ .18

        Year Ended December 31, 1996     High      Low

        First Quarter                     $2.25    $1.00
        Second Quarter                    $2.06    $1.25
        Third Quarter                     $2.13    $1.00
        Fourth Quarter                    $2.13    $1.06

(1) The closing price on the OTC Bulletin Board on March 31, 1998 was $0.25 per share of Common Stock. As of March 31, 1998, the Company had approximately 840 shareholders of record.

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

RESULTS OF OPERATIONS OF THE COMPANY

The following table sets forth, for the periods indicated, the relative percentage that certain income and expense items bear to net sales.

                                                    Year Ended      Year Ended
                                                  December 31,    December 31,
                                                      1997            1996

        Net sales                                   100.0%          100.0%

        Cost of sales                                59.9            61.1

                                                     40.1            38.9

        Royalties                                    11.6            14.0

        Selling, general and
         administrative expenses                     39.5            49.5

        Depreciation and Amortization                 9.9            11.0

        Write-off of goodwill and
         intangible assets                           29.3              --

        Operating loss                              (50.2)          (35.6)

        Other expense                                (6.4)           (4.5)

        Loss before taxes                           (56.6)          (40.1)

        Income tax expense                            (.1)           (0.2)

        Net loss                                    (56.7)%         (40.3)%


MATERIAL CHANGES IN RESULTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Sales for the year ended December 31, 1997 were $5,596,979, as compared to $7,112,921 for the year ended December 31, 1996, a decrease of $1,515,942 or 21%. The net loss for the year ended December 31, 1997 was $3,174,851 or $0.55 per share, compared to a net loss of $2,865,439 or $0.56 per share for the year ended December 31, 1996.

     Sales during the year ended December 31, 1997, were primarily from shipment of products from the Malibu product lines. This line of Wet Pets generated sales of $2,817,410 or 50% of total sales. Shipment of products incorporating characters licensed from The Walt Disney Company, generated sales of $628,184 or 11% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., generated sales of $1,361,780 or 24% of total sales. This compares to sales during the year ended December 31, 1996, when licenses from The Walt Disney Company generated sales of $2,735,273 or 38% of total sales, and licenses from Warner Bros. generated $2,467,849 or 35% of total sales.

     Sales for Janex and Malibu ("Domestic Sales") for the year ended December 31, 1997, were $856,975 or 15% of sales, and sales for Pro Gains and MFSI ("FOB Hong Kong") for the year ended December 31, 1997, were $4,740,004 or 85% of sales. This compares to Domestic Sales for the year ended December 31, 1996 of $1,789,985 or 25% of total sales, and FOB Hong Kong sales for the year of $5,322,936 or 75% of total sales. Since Janex and Pro Gains, and Malibu and MFSI, operate in tandem as two profit centers, the net profit of each entity viewed alone would not be meaningful. In general, products sold by Janex and Malibu generate a slightly greater gross profit than those sold by Pro Gains and MFSI to compensate for the higher costs of servicing domestic business, including the costs of carrying inventory, and the costs of carrying trade receivables. While management does anticipate a major change in the shift of a higher percentage of total sales generated from FOB Hong Kong shipments, it is the customer that ultimately decides whether the goods are shipped FOB a United States warehouse, or FOB Hong Kong.

     Gross profit was 40.1% for the year ended December 31, 1997, as compared to 38.9% for the year ended December 31, 1996. Management sets prices on most products to achieve a gross profit of between 40% and 45%. The gross profit was negatively affected by the write down of inventories of approximately $50,000 and $100,000 for the years ended December 31, 1997 and 1996, respectively, and by the sales of product of approximately $78,000 and $92,000, at or below cost, for the years ended December 31, 1997 and 1996, respectively. In addition, gross profit generated on sales of Malibu Products for the year ended December 31, 1997, was 42% and for December 31, 1996 was 35%, well below the target rate set for the Company overall.

     Royalty expense was $651,422 for the year ended December 31, 1997 or 11.6% of sales, as compared to royalties of $1,002,429 for the year ended December 31, 1996, which was 14.0% of sales. The decrease in royalties as a percentage of sales is a result of two factors. A significant shift in the sales mix to a higher proportion of non-royalty sales, which include the Wet Pet Line, resulted in a reduction of royalty expense. This reduction partially was offset by a provision for loss of $292,500 that was charged to operations to meet royalty guarantees made on contracts under which insufficient product sales were generated to meet the minimum guarantees due through December 31, 1997.

     Selling, general and administrative ("SG&A") expenses were $2,208,106 or 39.5% of sales for the year ended December 31, 1997, as compared to $3,509,706 or 49.5% of sales for the year ended December 31, 1996. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the year ended December 31, 1997 was $1,733,101, $764,109 or 31%, less than in 1996. SG&A decreased during 1997 primarily as a result of decreases in payroll costs of 36.2% or $503,647, decreases in travel and accommodation costs of 25.1% or $47,870, decreases in sales and marketing costs of 30.5% or $78,019, decreases in product development costs of 93.5% or $23,875, decreases in communication costs of 43.9% or $76,034, decreases in professional fees and investor relations of 6.0% or $9,265 and decreases in financial costs of 32.2% or $51,841. These decreases were offset by increases in occupancy costs of 2.8% or $2,287, increases in office expenses of 17.4% or $5,856 and increases in insurance costs of 54.7% or $18,297.

     The variable selling cost component of SG&A was $475,003 for the year ended December 31, 1997 or 8.5% of sales, compared to $1,012,496 for the year ended December 31, 1996, which was 14.2% of sales. Variable selling costs include sales representative's commission, agent's commission, freight, product liability insurance, testing fees and other charges that vary directly with sales volume. Management expects variable selling costs to be between 10% and 12% of sales. Variable selling costs were slightly lower in 1997 as compared to 1996 as a result of a decrease in the cost of local transportation charges in Hong Kong for moving customer orders from the factory to the delivery point and as a result of a decrease in testing fees.

     In conjunction with the change in management during August 1997, new management conducted a review of the Company's operations, financial condition and business prospects. As a result, new management decided to decrease the Company's dependence on licensed products and to develop and market new product lines. In light of the historical operating losses from the Company's existing product lines, limited working capital, and the change in the Company's business focus, the Company determined to write-off certain intangible assets aggregating $1,643,386. This write-off consisted of trademarks, licensing relationships and goodwill.

     For the year ended December 31, 1997, interest expense increased by $35,885 to $389,401 or 7.0% of net sales, as compared to $35,516 or 4.9% of net sales for the year ended December 31, 1996.

     During 1997, the Company recorded income tax expense of $3,548, compared to income tax expense in 1996 of $12,485. The Company does not expect there to be any federal income tax liability for 1997, as the Company suffered a net loss. The income tax expense relates to income tax paid primarily on state tax returns.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's business follows closely that of other companies with children oriented product lines, which tend to generate the greater part of both sales and profits during the Christmas selling season. The Company expects that sales will be higher in the third and fourth quarters of the year, as compared to the first and second quarters of the year, with over 50% of shipping expected to take place between April and September.


LIQUIDITY AND CAPITAL RESOURCES

     The Company had positive cash flow from operating activities of $323,180 for the year ended December 31, 1997, compared to a negative cash flow in 1996 of $712,787. The difference between the 1997 cash flow and the 1996 cash flow from operating activities resulted primarily from accounts receivable decreases of $196,848 and accounts payable and accrued expenses increases of $401,957, reduced by an increase in net loss of $309,412 as a consequence of the drop in revenues between 1996 and 1997. Inventories decreased by $396,530. Prepaid and other assets decreased by $289,160 and amortization and depreciation increased by $1,444,099 primarily due to the write-off of goodwill and other intangible assets.

     The Company generated $103,018 in investing activities for the year ended December 31, 1997, compared to using $734,420 in 1996. The decrease in cash used in investing activities relates primarily to a slight decrease in expenditures to build tools and molds and to develop new products. During the year ended December 31, 1997, the Company invested $190,898 in additions to property, plant and equipment, of which approximately $174,499 was for tooling for new products, and the Company invested $106,084 in product development costs. Additionally, the Company redeemed $400,000 of its certificate of deposit. During 1996, the Company made comparable investments of $430,007 in property, plant and equipment, of which approximately $333,000 was for tooling for new products, and the Company invested $304,413 in product development costs.

     The Company used $448,142 from financing activities during the year ended December 31,

1997, compared to generating $850,259 during 1996. The cash used in financing activities came primarily from an decrease in bank debt of $400,000, a decrease in note payable of $312,167, a decrease in loan payable - agent of $200,975 and offset by proceeds of stockholder notes payable of $115,000 and proceeds of issuance of common stock of $350,000.

     The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be sufficient to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1998. Accordingly, the Company must obtain additional financing in order to maintain its current level of operations. If financing is not obtained in the immediate future, then the company will have to reduce operations to a level consistent with available working capital. The Company is actively seeking additional sources of financing, including but not limited to a merger with or acquisition by another company. There can be no assurances that any such additional financing will be available on a timely basis and/or under acceptable terms. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital. The Company's independent certified public accountants have included an explanatory paragraph in their report indicating there is substantial doubt with respect to the Company's ability to continue as a going concern.

     The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit), and in conjunction therewith, the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit. The line of credit is secured by the remaining $100,000 balance of the certificate of deposit at December 31, 1997.

     The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allowed Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line was tailored to match the Company's selling season. From May to November the credit line was HK$7,000,000 (US$900,000) and from December to April the line was HK$1,500,000 (US$200,000). Janex International, Inc. had issued a guarantee to the Hong Kong bank in the full amount of the credit line. At September 30, 1997, the bank decided not to renew the credit facility.

     Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. See "Certain Relationships and Related Party Transactions." The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through

April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of December 31, 1997 and 1996, the Company had borrowed $615,000 and $500,000, respectively, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent.

     Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in a six-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void. On August 4, 1997, the note holders agreed to further extend the payment date to February 1, 1999. The outstanding loan balance as of December 31, 1997 and 1996, was $500,000. See "Certain Relationships and Related Party Transactions."

     The Company charged to operations $214,292 and $180,477 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the years ended December 31, 1997 and 1996, respectively.

     In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of December 31, 1997 was $115,000.

     On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

     In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at December 31,

1997 is $219,189.

     Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1997, the Company had borrowed $249,113 under this credit facility.

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

     In November 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1997, the Company had no borrowing under this credit facility.

     On August 4, 1995, the Company acquired all of the outstanding stock of Malibu, a California corporation, and its then affiliated Hong Kong company, MFSI. Under the terms of the purchase agreement, the Company issued 125,000 shares of the Company's restricted common stock to the former stockholder of the acquired companies, and paid $50,000 cash. The Company recorded the acquisition using the purchase method of accounting. Under this method, the allocation of the purchase price to Malibu's and MFSI's assets and liabilities is required to reflect fair value. The Company allocated the excess of purchase price over net assets acquired to goodwill. In addition, the former stockholders of Malibu and MFSI were entitled to an earn-out based on future performance of Malibu and MFSI. In October 1996, the parties revised this agreement and the former owners of Malibu were issued 150,000 shares of restricted common stock of the Company in exchange for cancellation of the earn-out provisions of the agreement. The common stock was valued at $1.00 per share, which was management's estimate of the fair value at the time. Accordingly, $150,000 was recorded as compensation expense.

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

     During the year ended December 31, 1997, the Company received $350,000 from the issuance of 2,692,307 shares of common stock in a private placement.

     As of December 31, 1997, the Company had cash and certificates of deposit of $264,672, working capital deficit of $(1,782,770) and a current ratio of .29-to-1. This compares to cash of $686,616, working deficit of $(1,192,746) and a current ratio of .61-to-1 as of December 31, 1996. The Company had, at December 31, 1997, consolidated stockholders' deficit of $(2,049,126), as compared to consolidated stockholders' equity at December 31, 1996 of $775,725.

     As of December 31, 1997, the Company has a deferred tax asset of $3,187,587 resulting from net operating loss carry forwards and other temporary differences. It is not possible at this time to determine that the realization of the deferred tax assets is more likely than not; accordingly, a valuation reserve has been established for the full amount.


NEW ACCOUNTING POLICIES

     In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in interim financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131, defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

     SFAS No's 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of these standards, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.


INFLATION

     Management believes that inflation has not had a significant impact on the Company's costs and profits during the past two years.

ITEM 7. FINANCIAL STATEMENTS.

                                                                       Page
                                                                      Number
                                                                      ------


   REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'                  25

   CONSOLIDATED FINANCIAL STATEMENTS:

            Balance Sheet as of December 31, 1997                       26

            Statements of Operations for the years ended
             December 31, 1997 and December 31, 1996                    27

            Statement of Changes in Stockholders' Equity
             (Deficiency) for the years ended December 31, 1997
             and December 31, 1996                                      28

            Statements of Cash Flows for the years ended
             December 31, 1997 and December 31, 1996                 29-30

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                    31-51

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Janex International, Inc.
Eatontown, New Jersey

We have audited the accompanying consolidated balance sheet of Janex International, Inc. as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janex International, Inc. as of December 31, 1997, and the consolidated results of their operations and their cash flows for the each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, including a net loss of $3,174,851 for the year ended December 31, 1997, and has negative working capital of $1,782,770 and a net stockholders' deficit of $2,049,126 at December 31, 1997. The Company has also been slow and delinquent in paying its accounts payables and other obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


BDO Seidman, LLP

March 30, 1998

                           JANEX INTERNATIONAL, INC.

                           CONSOLIDATED BALANCE SHEET

                                                           December 31, 1997

ASSETS (Notes 8 and 9)
CURRENT ASSETS
 Cash and cash equivalents                                  $    164,672
 Certificate of deposit (Note 8)                                 100,000
 Accounts receivable, net of allowance of $10,439                225,826
 Inventories (Note 2 and 4)                                      173,107
 Prepaid royalties                                                61,626
 Other current assets                                             19,925


Total current assets                                             745,156
PROPERTY AND EQUIPMENT, net (Note 5)                             395,165
INTANGIBLE ASSETS, net (Note 7)                                  325,988
PRODUCT DEVELOPMENT COSTS, net (Note 6)                          122,827
DEFERRED LOAN CHARGES (Note 9)                                   116,863
OTHER ASSETS                                                       2,801

                                                            $  1,708,800
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Loans payable - agent (Note 12)                            $    249,113
 Note payable (Note 11)                                          219,189
 Accounts payable                                                685,725
 Accrued expenses (Note 10)                                    1,373,899


Total current liabilities                                      2,527,926
Notes payable - stockholders (Note 9)                          1,230,000


Total liabilities                                              3,757,926
Commitments and contingencies (Note 15)
STOCKHOLDERS' (DEFICIT) (Note 14):
 Class A convertible preferred stock, no par value,
  5,000,000 shares authorized; none issued and outstanding
 Common stock, no par value; 20,000,000 shares authorized;
  7,989,028 shares issued and outstanding                     11,618,816

 Additional paid-in capital                                      554,517
 Accumulated deficit                                         (14,222,459)


Total stockholders' equity (deficit)                          (2,049,126)


                                                            $  1,708,800

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Years ended December 31,

                                                      1997          1996

NET SALES                                         $ 5,596,979   $ 7,112,921

COSTS AND EXPENSES
 Cost of sales                                      3,354,114     4,348,280
 Selling, general and administrative (Note 16)      2,208,106     3,509,706
 Royalty expense (Note 15)                            651,422     1,002,429
 Depreciation and amortization                        551,951       783,095
 Write-off of goodwill and intangible assets        1,643,386             -

Total cost and expenses                             8,408,979     9,643,510

OPERATING LOSS                                     (2,812,000)   (2,530,589)
OTHER INCOME (EXPENSE)
 Interest income                                       21,461        38,995
 Interest expense                                    (389,401)     (353,516)
 Foreign exchange loss (Note 2)                         4,887        (7,844)
 Gain on disposal of fixed assets                       3,750             -

Total other income (expense)                         (359,303)     (322,365)

LOSS BEFORE INCOME TAXES                           (3,171,303)   (2,852,954)

INCOME TAX PROVISION (Note 13)                          3,548        12,485

NET LOSS                                          $(3,174,851)  $(2,865,439)

LOSS PER COMMON SHARE                                  $(0.55)       $(0.56)

Weighted average number of shares outstanding       5,745,439     5,161,242


          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                             Common Stock           Additional                         Total
                                                                                     Paid-In         Accumulated    Stockholders'
                                                          Shares      Amount         Capital          Deficit     (Deficit)/Equity
BALANCE, DECEMBER 31, 1995                               5,046,721    $11,054,816   $        -     $ (8,182,169)     $ 2,872,647

Issuance of common stock warrants due to                         -              -       84,125                -           84,125
 settlement agreement (Note 14)

Issuance of common stock due to exercise of                100,000         64,000            -                -           64,000
 warrants (Note 14)

Issuance of common stock in lieu of Malibu                 150,000        150,000            -                -          150,000
 Fun Stuffed earn-out (Note 14)

Issuance of common stock warrants (Note 9)                       -              -      470,392                -          470,392

Net loss                                                         -              -            -       (2,865,439)      (2,865,439)


BALANCE, DECEMBER 31, 1996                               5,296,721     11,268,816      554,517      (11,047,608)         775,725

Issuance of common stock                                 2,692,307        350,000            -                -          350,000

Net loss                                                         -              -            -       (3,174,851)      (3,174,851)


BALANCE, DECEMBER 31, 1997                               7,989,028    $11,618,816     $554,517     $(14,222,459)     $(2,049,126)

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                               Years ended December 31,

                                                                  1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                     $(3,174,851)  $(2,865,439)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Provision for losses on accounts receivable                  (192,195)       76,787
    Amortization of licensing relationships,                    1,695,563       223,885
      trademarks and goodwill (Note 7)
    Amortization of product development costs                     225,728       245,884
    Amortization of loan charges (Note 9)                         214,292       180,477
    Depreciation                                                  272,088       313,326
    Unrealized foreign exchange losses                                  -         7,844
    Issuance of common stock in lieu of earn-out (Note 14)              -       150,000
    Issuance of stock warrants (Note 14)                                -        84,125
    Increase (decrease) from changes in:
      Accounts receivable                                         196,848       187,721
      Inventories                                                 396,530        35,986
      Prepaid royalty                                             120,839       (62,470)
      Prepaids and other assets                                   168,321       (76,541)
      Accounts payable                                           (123,583)      445,630
      Accrued expenses                                            525,540       344,644
      Income tax payable                                           (1,940)       (4,646)

Net cash provided by (used in) operating activities               323,180      (712,787)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                             (190,898)     (430,007)
 Additions to product development costs                          (106,084)     (304,413)
 Decrease in certificate of deposit                               400,000             -
Net cash provided by (used in) investing activities           $   103,018   $  (734,420)

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       Years ended December 31,
                                                          1997         1996

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on bank loan                                  $(400,000)   $(351,425)
 Proceeds (payments) from note payable                   (312,167)      31,356
 Proceeds (payments) from loans payable - agent          (200,975)     450,088
 Issuance of stockholder notes payable                    115,000      656,240
 Proceeds from issuance of common stock                   350,000            -
 Proceeds from exercise of warrants and                         -       64,000
   common stock options

Net cash provided by (used in) financing activities      (448,142)     850,259

NET DECREASE IN CASH AND CASH EQUIVALENTS                 (21,944)    (596,948)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF YEAR           186,616      783,564

CASH AND CASH EQUIVALENTS, AT END OF YEAR               $ 164,672    $ 186,616

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Interest                                             $  38,456    $ 128,515
   Income taxes                                         $   3,548    $  17,131

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

In 1996, the Company issued warrants of $470,392 pertaining to a loan extension and opening of line of credit. Deferred loan charges pertaining to the loan extension and line of credit were $180,477 at December 31, 1996; $214,292 was amortized during the year ended December 31, 1997 (see Note 9).

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

The Company's business is conducted primarily through its subsidiaries, Janex, Pro Gains, Malibu and MFSI. The Company's business consists mainly of developing, manufacturing (through subcontractors), marketing and selling toys and functional children's products ("Children's Products"). These products include 1) coin banks, flashlights and battery operated toothbrushes marketed under the brand name "Janex" and 2) plush, and video sets marketed under the brand name "Malibu Fun Stuffed!", all of which retail for prices between $3 and $40. The Children's Products are manufactured to the Company's specifications, which are approved by the Licensors, by manufacturers based in Macau, China and the United States and are sold nationwide to mass merchant retailers, toy specialty stores, department stores and gift shops, through a network of independent sales representative firms.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the operations of the Company, its wholly owned subsidiaries, WDIM, Janex, Malibu, Pro Gains and MFSI. All intercompany balances have been eliminated.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

Revenue is recognized upon shipment of the product, with appropriate allowances made for estimated returns and uncollectible accounts.

INVENTORIES

Inventories, which consist principally of finished goods, are stated at the lower of cost or market. Cost is determined on various methods which approximate the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation and amortization are computed on the straight-line basis over the estimated useful lives of the related assets, principally 2 to 5 years for molds, machinery and equipment and furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

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

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and unsecured trade receivables.

The Company maintains cash and cash equivalents in short-term investments with various financial institutions. These financial institutions are located in the United States and Hong Kong. The Company performs periodic evaluations of the financial situation of these institutions, as part of the Company's investment strategy.

The Company's two largest customers totaled approximately 53% and 22% of net sales in 1997 and 1996 (see Note 16). The loss of either of these major customers could have a material adverse effect on the results of the Company's operations. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral to support customer receivables. The Company maintains allowances for potential credit losses and such losses have been within management's expectations.

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

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PRINCIPLES OF TRANSLATION

All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate at balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant (in December 31, 1997 and 1996, the adjustment was not significant), are recorded as a separate component of stockholders' equity.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, loans payable, notes payable, accounts payable and accrued expenses approximate fair value because of their short maturity.

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

LOSS PER COMMON SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS 128 replaced the calculation of primary and fully diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes the dilutive effects of options. Basic earnings per share has been computed using the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share includes the effect, if any, of unissued shares underlying warrants, computed using the treasury stock method.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Many of the Company's estimates and assumptions used in the financial statements relate to the Company's products, which are subject to market changes. It is reasonably possible that changes may occur in the near term that would affect management's estimates with respect to accounts receivable, inventories, equipment and values of intangibles.

RECLASSIFICATIONS

Certain items previously reported in specific financial statements captions have been reclassified to conform with the 1997 presentation.

LONG-LIVED ASSETS

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" (SFAS No. 121) establishes guidelines regarding when impairment losses on long-lived assets, which include plant and equipment, and certain identifiable intangible assets, should be recognized and how impairment losses should be measured.

STOCK COMPENSATION PLANS

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

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

NEW ACCOUNTING POLICIES

 In June 1997, the Financial Accounting Standards Board issued two new disclosure standards.

  SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," establishes standards for the way that public companies report information about operating segments in interim financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131, defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.

  SFAS No's 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of these standards, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

NOTE 3 - GOING CONCERN

The Company has suffered recurring losses from operations, has a net loss of $3,174,851 and has negative working capital of $1,782,770 and a net stockholders deficit of $2,049,126 for the year ended December 31, 1997. The Company's. These conditions raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 3 - GOING CONCERN

The Company has been able to continue in operation through the financial support provided by a combination of both debt and equity financing. Continued operations depend upon the Company continuing to obtain financing for its activities. Management's plan for the Company includes raising additional working capital through debt and/or equity financing until profitable operations and positive cash flow are achieved and maintained. However, no assurances can be given that the Company will be successful in raising additional capital. Further, should the Company be successful in raising additional capital, there is no assurance that the Company will achieve profitability or positive cash flow. If the Company is unable to obtain adequate additional financing, management will be required to curtail the operations of the Company.

NOTE 4 - INVENTORIES

At December 31, 1997 and 1996, the Company had raw materials and work in progress of $135,364 and $8,883, respectively and finished goods of $37,743 and $560,754, respectively.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:
                                      December 31,
                                   1997          1996
                               ------------  ------------

   Leasehold improvements      $     3,866   $     2,506
   Equipment and furniture         146,593       139,419
   Molds                         1,756,229     1,573,865
                               -----------   -----------
                                 1,906,688     1,715,790
   Accumulated depreciation     (1,511,523)   (1,239,435)
                               -----------   -----------
                               $   395,165   $   476,355
                               ===========   ===========

Depreciation expense for the years ended December 31, 1997 and 1996 amounted to $274,045 and $313,326, respectively.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 6 - PRODUCT DEVELOPMENT COSTS

Product development costs consisted of the following:

                                     December 31,
                                   1997         1996
                                -----------  ----------

   Product development costs    $1,009,165   $ 903,081
   Accumulated amortization       (886,338)   (660,610)
                                ----------   ---------
                                $  122,827   $ 242,471
                                ==========   =========

Amortization expense for the years ended December 31, 1997 and 1996 amounted to $225,728 and $245,884, respectively.


NOTE 7 - INTANGIBLE ASSETS

Intangible assets consisted of the following:
                                                      December 31,
                                                      1997         1996
                                                 ---------   ----------

   Goodwill                                      $ 422,220   $1,459,724
   Licensing relationships                               -      795,014
   Trademarks                                        5,808      385,129
                                                 ---------   ----------
                                                   428,028    2,639,867
   Accumulated amortization                       (102,040)    (618,316)
                                                 ---------   ----------
                                                 $ 325,988   $2,021,551
                                                 =========   ==========

Amortization expense for the years ended December 31, 1997 and 1996 amounted to $52,178 and $223,885, respectively.

In addition, during 1997, the Company, in accordance with SFAS No. 121 (Note 2), wrote off goodwill, licensing relationships and trademarks of $1,643,386, because they were considered to have no value. The goodwill from the acquisition from Malibu continues to be amortized over a ten year period.


NOTE 8 - LOAN PAYABLE - BANK

The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


of stand-by letters of credit), and the bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit), and in conjunction therewith, the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit. The line of credit is secured by the remaining $100,000 balance of the certificate of deposit at December 31, 1997.

The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains, which allows Pro Gains to discount with the bank letters of credit issued to Pro Gains by its customers. The credit line was tailored to match the Company's selling season. From May to November the credit line was HK$7,000,000 (approximately US$900,000) and from December to April the line was HK$1,500,000 (approximately US$200,000). Janex International, Inc. had issued a guarantee to the Hong Kong bank in the full amount of the credit line. At September 30, 1997, the bank decided not to renew the credit facility.


NOTE 9 - NOTES PAYABLE - STOCKHOLDERS

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vest in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. However, to the extent that amounts borrowed under the Agreement are paid off and the Agreement is canceled during its term, any unvested warrants shall be void. As of December 31, 1997 and 1996, the Company had borrowed $615,000 and $500,000, respectively, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue a stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent (see Note 12).

Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. On August 4, 1997, the note holders agreed to further extend the payment date to February 1, 1999. Quarterly interest

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)

payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vest in a six-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void. The outstanding loan balance as of December 31, 1997 and 1996, was $500,000.

The Company charged to operations $214,292 and $180,477 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the years ended December 31, 1997 and 1996, respectively.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 9 - NOTES PAYABLE - STOCKHOLDERS (Continued)

In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of December 31, 1997 was $115,000.

NOTE 10 - ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31, 1997:

                                             Amount
                                           ----------

   Allowance for returns and allowances    $  334,763
   Accrued royalties                          588,608
   Accrued commissions                         80,721
   Accrued interest                           137,341
   Other accrued expenses                     232,466
                                           ----------
                                           $1,373,899
                                           ==========

NOTE 11 - NOTE PAYABLE

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at December 31, 1997 is $219,189.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 12 - LOAN PAYABLE - AGENT

Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1997, the Company had borrowed $249,113 under this credit facility.

Pursuant to a supplementary agency agreement dated September 24, 1996, the Company may borrow an additional $200,000 from its Agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997, will be due and payable on January 15, 1998.

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of December 31, 1997, the Company had no borrowing under this credit facility.

NOTE 13 - INCOME TAXES

The income tax provision, all of which is current, consists of the following for the years ended December 31, 1997 and 1996:

                                  Years ended December 31,
                                      1997        1996
 Current:
   Federal                          $    -     $     -
   State                             3,548       5,167
   Foreign                               -       7,318
                                    $3,548     $12,485

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



   NOTE 13 - INCOME TAXES (Continued)

The Company's total deferred tax assets and liabilities and deferred tax asset valuation allowance are comprised of the following temporary differences and carryforwards:

                                                          December 31,
                                                       1997         1996
                                                    -----------  -----------

   Deferred tax assets:
     Provision for losses on accounts receivable    $    4,520   $   67,363
     Inventory reserve                                  34,939       19,485
     Product development costs                               -        8,660
     Inventory capitalization                            2,724       38,848
     State income taxes                                  1,223          669
     Net operating loss carryforward                 3,405,971    3,714,775
                                                    ----------   ----------

   Total deferred tax assets                         3,449,377    3,849,800

   Deferred tax liability:

     Accumulated depreciation and amortization        (261,790)      (6,532)
                                                    ----------   ----------

   Net deferred tax assets                           3,187,587    3,843,268

   Less: Valuation allowance                         3,187,587    3,843,268
                                                    ----------   ----------
                                                    $        -   $        -
                                                    ==========   ==========


The net deferred tax assets have a 100% valuation allowance as the Company cannot determine if it is more likely than not that the deferred tax assets will be realized.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 13 - INCOME TAXES (Continued)

The income tax provision and the applicable income taxes from the extraordinary item differs from the amount computed by applying the U.S. Federal income tax rate (34%) because of the effect of the following items:

                                                                      December 31,
                                                                    1997        1996
                                                                 ----------  ----------
   U.S. Federal statutory rate applied to pretax income          $(192,444)  $(970,004)
   Permanent differences                                             2,756       2,861
   State income taxes, net of Federal benefit                        3,548       5,167
   Tax effect of unrecognized net operating loss carryforward      189,688     967,143
   Income tax for foreign subsidiaries                                   -       7,318
                                                                 ---------   ---------
   Income tax provision                                          $   3,548   $  12,485
                                                                 =========   =========

At December 31, 1997, the Company had federal and state net operating loss (NOL) carryforwards of approximately $9,273,000 and $2,721,000, respectively. NOL carry forwards can be used to offset future taxable income. If not used, the federal and State NOL carryforwards will expire through 2012 and 2002, respectively. Federal tax rules impose limitations on the use of NOL carryforwards from a change in ownership. The loss before taxes related to the foreign subsidiaries for the years ended December 31, 1997 and 1996 were $883,494 and $1,098,974, respectively.

NOTE 14 - STOCKHOLDERS' EQUITY

COMMON STOCK

On August 4, 1995, the Company acquired all of the outstanding stock of Malibu and its affiliated Hong Kong company, MFSI. Under the terms of the purchase agreement, the Company issued 125,000 shares of restricted common stock to the former owners of the acquired companies, and paid $50,000 at the closing. In addition, the former shareholders of Malibu were entitled to an earn-out based on the future performance of Malibu and MFSI. In October 1996, the Company revised this agreement and issued the former owners of Malibu 150,000 shares of restricted common stock in exchange for cancellation of the earn-out provisions of the agreement. The common stock was valued at $1.00 per share, which was management's estimate of the fair value at the time. Accordingly, $150,000 was recorded as compensation expense.

During 1996 the Company received $64,000 from the warrant holders pursuant to their exercising 100,000 warrants to purchase 100,000 shares of the Company's stock.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

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

On October 4, 1997, the Company issued 384,615 shares of restricted common stock at fair market value for a total purchase price of $50,000 in a private placement.

STOCK OPTIONS AND WARRANTS

The Company has used stock options and warrants in connection with compensation to employees, certain other agreements, and private placements. Options and warrants granted, exercised and forfeited were as follows:

                                             Weighted Average
                                  Option     Exercise Price

Balance at December 31, 1996    2,345,236               1.47
Granted                                 -                  -
Exercised                               -                  -
Forfeited                        (499,000)             (1.54)
Balance at December 31, 1997    1,846,236              $1.45

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTIONS AND WARRANTS (Continued)

The weighted average exercise price at the date of grant for options and warrants granted during the years ended December 31, 1997 and 1996 was $0 and $0.41, respectively.

Options and warrants as of December 31, 1997 are as follows:

                           Outstanding                                              Exercisable
                                         Weighted Average                                Weighted Average
 Price Per Share     Warrants                     Exercise Life      Warrants                     Exercise Life
                       and                              in             and                              in
                     Options     Exercise Price       Years          Options     Exercise Price       Years

     $0.840          270,000          $0.640            4.0          270,000          $0.640           4.0
      0.850           56,250           0.850            4.0           56,250           0.850           4.0
      1.250           25,000           1.250            3.0           12,500           0.000           0.0
      1.450        1,314,986           1.450            2.9        1,134,986           1.450           2.8
      1.500           25,000           1.500            4.0           25,000           1.500           4.0
      2.125           20,000           2.125            4.0           20,000           2.125           4.0
      3.250          135,000           3.250            5.0          135,000           3.250           5.0
Total              1,846,236          $1.450            3.4        1,653,736          $1.450           3.6

All stock options issued to employees have an exercise price not less than the fair market value of the Company's common stock on the date of grant, and in accordance with accounting for such options utilizing the intrinsic value method there is no related compensation expense recorded in the Company's financial statements. Had compensation cost for stock-based compensation been determined based on the fair value at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share for the years ended December 31, 1997 and 1996 would have been reduced to the pro forma amounts presented below:

                             1997          1996
                         ------------  ------------
   Net loss
     As reported         $(3,174,851)  $(2,865,439)
     Pro forma           $(3,189,919)  $(2,932,579)

   Net loss per share
     As reported         $      (.55)  $      (.56)
     Pro forma           $      (.55)  $      (.57)

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 14 - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTIONS AND WARRANTS (CONTINUED)

The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing with the following weighted average assumptions for years ended December 31, 1997 and 1996: expected life of 4.4 and
5.1 years, expected volatility of 22.5%, risk-free interest rate of 6%, and a 0% dividend yield.

Due to the fact that the Company's options and warrants vest over several years and additional awards are made each year, the above proforma numbers are not indicative of the financial impact had the disclosure provisions of FASB 123 been applicable to all years of previous options and warrant grants.


NOTE 15 - COMMITMENTS AND  CONTINGENCIES

OPERATING LEASES

The Company leases its current facility under a cancelable operating lease and maintains a noncancelable operating lease on its former facility. The Company and the landlord amended the lease, effective January 1, 1996, providing the Company with additional space, and extended the expiration of the lease to December 31, 2000. The lease allows for its early termination anytime after March 1997, provided that the Company enters into another lease with the landlord in the same complex. Effective April 1, 1997, the Company entered into an agreement to sublease a portion of the facility to a third party for the balance of the lease. The Company also leases the facilities previously occupied by Malibu under a noncancelable operating lease which expired March 31, 1998. The Company is currently subleasing these facilities to a third party. The monthly rental income derived from the sublease is approximately the same as the rent expense. At December 31, 1997, the total minimum lease rental payments are as follows:

December 31,     Amount
--------------  --------

     1998       $108,800
     1999        101,800
     2000        101,800
                --------

                $312,400
                ========

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 15 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES (Continued)

Net rental expense was $68,276 and $77,313 for the years ended December 31, 1997 and 1996, respectively.

ROYALTIES

At December 31, 1997, the Company has commitments for minimum guaranteed royalties under licensing agreements as follows:

   December 31,       Amount
   ------------     ----------

   1999              $393,880
   2000               144,000
                     --------

                     $537,880
                     ========

Total royalty expense was $651,422 and $1,002,429 for the years ended December 31, 1997 and 1996, respectively.

NOTE 16 - SEGMENT INFORMATION

The Company had sales to certain customers comprising 10% or more of total sales. The following table sets forth the percentage of sales of these customers to total domestic sales and total foreign sales.

                     1997                 1996

                United   Hong        United   Hong
                States   Kong        States   Kong

Customer A        10%    45%           16%    21%
Customer B        14     14             6      1

                  24%    59%           22%    22%

In 1997, customer A and customer B represented 39% and 14% of the Company's sales. In 1996, customer A and customer B represented 21% and 22% of the Company's sales.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 16 - SEGMENT INFORMATION (Continued)

 A summary of the Company's operations by geographical area for the years ended December 31, 1997 and 1996 were as follows:

                                                                  Adjustments
                                                                       and
                                    United States    Hong Kong   Eliminations   Consolidated
1997:
Net sales:
 Customers                            $   856,975  $ 4,740,004   $          -    $ 5,596,979
 Intercompany                           1,844,086       22,621     (1,866,707)             -

Total revenue                         $ 2,701,061  $ 4,762,625    $(1,866,707)   $ 5,596,979

Operating loss                        $(3,767,147) $   955,147   $          -    $(2,812,000)
Interest income                                                                       21,461
Interest expense                                                                    (389,401)
Foreign exchange loss                                                                  4,887
Gain on disposal of fixed assets                                                       3,750

Loss before income taxes                                                          (3,171,303)
Income tax provision                                                                   3,548

Net loss                                                                         $(3,174,851)

Identified assets                     $ 7,682,811  $   676,523    $(6,815,811)   $ 1,543,523
Corporate assets                                                                     165,277

Total assets                                                                     $ 1,708,800

Total liabilities                                                                $ 3,757,926

1996:
Net sales:
 Customers                            $ 1,789,985  $ 5,322,936   $          -    $ 7,112,921
 Intercompany                           2,068,200      707,945     (2,776,145)             -

Total revenue                         $ 3,858,185  $ 6,030,881    $(2,776,145)   $ 7,112,921

Operating loss                        $(1,450,015) $(1,080,574)  $          -    $(2,530,589)
Interest income                                                                       38,995
Interest expense                                                                    (353,516)
Foreign exchange loss                                                                 (7,844)

Loss before income taxes                                                          (2,852,954)
Income tax provision                                                                  12,485

Net loss                                                                         $(2,865,439)

Identified assets                     $ 7,448,172   $1,543,550    $(4,602,980)   $ 4,388,742
Corporate assets                                                                     543,034

Total assets                                                                     $ 4,931,776
Total liabilities                                                                $ 4,156,051

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)


NOTE 16 - SEGMENT INFORMATION (Continued)

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

NOTE 17 - RELATED PARTY TRANSACTIONS

The Company pays commissions at the rate of 4% of net sales generated by a company owned by a major stockholder, relating to customers located in New York, New Jersey, Connecticut and Pennsylvania. Commissions on such sales of approximately $2,450,000 and $3,025,000 amounted to $98,166 and $113,675 for the years ended December 31, 1997 and 1996, respectively, which are included in selling, general and administrative expenses. Accrued commissions included in accrued expenses and accounts payable, on such sales amounted to $68,262 as of December 31, 1997. In addition, $17,993 is included in accounts payable for general and administrative expenses. The Company also rented showroom space from this major stockholder for which the Company paid $26,000 during 1997. In addition, the Company utilizes the services of a public warehouse facility in Baltimore, Maryland that is owned by the father of the major stockholder for a fee based on the amount of goods received and shipped. Fees amounted to $20,911 and $62,852 for the years ended December 31, 1997 and 1996.

The former father-in-law of the major stockholder has an informal oral arrangement with the Company whereby he guarantees a $255,000 letter of credit from the Company to one of its licensors. The letter of credit expires on November 30, 1998. Howard Moore Associates, Inc. ("HMA"), of which the former father-in-law of the major stockholder is the sole shareholder and President, has a Royalty Agreement with the Company whereby HMA receives a commission of 1% of the net revenue received by the Company from sales of products using a certain company's trademark and certain licensed characters. Under the Royalty Agreement, HMA was paid, or will be paid, $8,038 for the year ended December 31, 1997 and was paid $19,499 for the year ended December 31, 1996.

NOTE 18 - DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES

COMPETITION; DEPENDENCE ON LICENSES

The Company competes with numerous other companies, most of which have substantially greater financial and other resources than those of the Company. The Company's success depends upon the Company's ability to continue licensing fantasy characters for use with the Company's products. Most licensing agreements are non-exclusive and limited in duration, with two years being typical. Competition for licenses is intense, thus there can be no assurance that the Company will be successful in renewing its present licenses or in obtaining new licenses.

                           JANEX INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Continued)



NOTE 18 - DISCLOSURE OF CERTAIN RISKS AND UNCERTAINTIES (Continued)

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

SEASONALITY

The Company expects its highest level of net sales and income before taxes during the quarter ending September 30, due to the Holiday season. If, for any reason, the Company's sales were to be substantially below those normally expected during such quarter, the Company's annual results would be adversely affected.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                                     None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information regarding the Company's executive officers and directors as of December 31, 1997:

Name                    Age                        Position

Leslie Friedland         44  Chairman of the Board, President, Chief Executive
                               Officer, and Director
Daniel Lesnick           45  Janex Corporation, Executive Vice President and
                               Chief Operating Officer
Lance James              50  Janex Corporation, Vice President of Sales
Michael D. Handelman     37  Janex Corporation, Vice President and Chief
                               Financial Officer
Alex Hughes, Jr.         72  Director

     LESLIE FRIEDLAND, has been President, Chief Executive Officer and a Director of the Company since August 4, 1997. Mr. Friedland is the owner of LFA Associates, a manufacture representative firm, which represents 18 different lines in the mid-Atlantic region.

     DANIEL LESNICK, has been Executive Vice President and Chief Operating Officer, since August 4, 1997. Mr. Lesnick has been a Director of the Company since August 29, 1997. Prior to that time, Mr. Lesnick had been Executive Vice President of Janex Corporation, a wholly owned subsidiary of Janex International, Inc., from October 6, 1993 to January 31, 1997, at which time he left the Company. From August 1988 to October 5, 1993, Mr. Lesnick was Vice President and co-owner of MJL Marketing Inc. (now Janex). He was Director of Sales and Marketing for Sunk Yong Company, a Korean corporation operating in a number of different industries, from February 1986 to July 1988. Previously Mr. Lesnick held positions as Merchandising Manager with Spencer Gifts and as a Senior Buyer with Lionel Leisure, both specialty retailers. Mr. Lesnick holds an associate degree in marketing.

     LANCE JAMES, has been Vice President of Sales of Janex since September 22, 1997. From August 1995 to September 1997, Mr. James was National Sales Manager of SRM Company, which is a New Jersey toy manufacturer. From July 1997 to August 1995, he was Vice Present of Sales of Kids of America.

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

COMPENSATION OF OFFICERS AND KEY EMPLOYEES

     The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended December 31, 1997, to the executive officers whose total annual salary and bonus exceeded $100,000 /(1)/:


                                     ANNUAL COMPENSATION/(1)/        LONG TERM
                                                                   COMPENSATION

NAME & PRINCIPAL            YEAR   SALARY   BONUS      OTHER          AWARDS
 POSITION                                           ANNUAL COM-      OPTIONS
                                                   PENSATION/(2)/    (SHARES)

Sheldon F. Morick           1997  $131,575  $  -      $ 7,709        $      -
Chairman of the Board,      1996   228,250     -        7,709               -
Chief Executive Officer,    1995   241,250     -       13,017         100,000/(3)/
 President and Director
Michael D. Handelman        1997  $112,199  $  -      $ 7,149        $      -
Chief Financial Officer     1996    57,500     -        3,025          25,000
 and Vice President


/(1)/ Compensation under Company employee benefit plans, to which all employees of the Company are eligible, is not included in the table.
/(2)/ Includes car allowances, Company paid vehicles and Company paid health/life/disability insurance.
/(3)/ These options were not issued under the Company's 1991 Non-Statutory Stock
      Option Plan ("Plan") as that Plan was terminated on June 8, 1994. These options have expired.
/(4)/ Resigned as Officer and Director on August 4, 1997.


The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1997, to persons named in the Summary Compensation Table:



                                 Option Grants in Last Fiscal Year
                                 Individual Grants in Fiscal 1997

        Name               Number of         % of Total Options     Exercise or     Expiration Date
                           Securities           Granted to              Base
                      Underlying Options       Employees in Fiscal Price ($/sh)
                          Granted (1)              Year

Sheldon Morick CEO           -0-                   -0-                    -
Michael Handelman            -0-                   -0-                    -

The following table provides certain information concerning each exercise of stock options during the fiscal year ended December 31, 1997, and the value of unexercised options at December 31, 1997, to persons named in the Summary Compensation Table:


                             Aggregated Option Exercises in Last Fiscal Year
                                    and Fiscal Year End Option Values

Name                       Shares       Value Realized   Number of Securities     Value of Unexercisable
                          Acquired                       Underlying Unexercised   In-the-Money Options at
                        on Exercise                       Options at FY-End              FY-End

                                                                                       Exercisable/
                                                           Exercisable/Total          Unexercisable
Sheldon Morick, CEO           -               -                      0/0                        $-/-
Michael Handelman             -               -            12,500/25,000                        $-/-

EMPLOYMENT ARRANGEMENTS

   The Board of Directors and Leslie Friedland have agreed that Mr. Friedland will not be compensated for his services for the period August 4, 1997 to December 31, 1998.

   The Board of Directors has provided for compensation for Daniel Lesnick, Executive Vice President of Janex, commencing January 1, 1998, at a salary of $8,667 per month plus $552 per month of taxable benefits (a total of $110,624 on an annualized basis), beginning January 1, 1998. For the period from August 4, 1997 through December 31, 1997, the Board of Directors and Mr. Lesnick agreed that Mr. Lesnick would not be compensated for his services.

   The Board of Directors has provided for compensation for Lance James, Vice President of Sales of Janex, at a salary of $6,250 per month plus $952 per month of taxable benefits (a total of $86,424 on an annualized basis). Mr. James' employment commenced on September 22, 1997.

   The Board of Directors has provided for compensation for Michael D. Handelman, Chief Financial Officer, at a salary of $8,625 per month.

   In August 1995, the Company established a 401K Profit Sharing Plan ("401K") for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax deferred basis to their 401K account, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. For the year ended December 31, 1997, the Company did not make a contribution to the 401K.

   The Company has a health insurance plan, which covers all employees in a non-discriminatory manner. With the exception of the health insurance plan and the 401K, the Company has no insurance or medical reimbursement plans covering its officers or directors, nor do they contemplate implementing any such plans at this time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   The following table sets forth information, as of March 31, 1998, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

                                                     Shares Owned       Percent
Beneficial Owners(1)                                 Beneficially    of Class (11)
--------------------                                ---------------  -------------

Security ownership of certain beneficial owners:

Howard W. Moore                                       4,919,046 (4)          42.3%
2056 Bobtail Circle
Henderson, NV 89012

Security ownership of management:

Leslie Friedland                                        909,994 (2)           7.8%
615 Hope Road
Bldg 1, First Floor
Eatontown, NJ  07724

Daniel Lesnick                                          659,994 (5)           5.9%
615 Hope Road
Bldg 1, First Floor
Eatontown, N.J. 07724

All officers and directors
 as a group (two persons)                             1,569,988 (6)          13.7

(1) Unless otherwise indicated in the footnotes, and subject to community property laws where applicable, each of the security holders has sole voting and investment power with respect to the shares beneficially owned.
(2) Includes 282,994 shares issuable upon exercise of warrants granted to Mr. Friedland under the Friedland Warrant Agreement, which warrants are presently exercisable. See "Certain Relationships and Related Transactions."
(3) Includes 270,000 shares issuable upon exercise of warrants, all of which are presently exercisable.
(4) Includes shares owned by H&M Moore Investment Group, Inc., Howard Moore Associates, Inc., and Howard Moore as Trustee of the Howard Moore Associates, Inc. Retirement Trust.Includes 135,000 warrants currently exercisable at $3.25 per share. Includes 720,000 shares issuable upon exercise of warrants granted to the Moore Trust in connection with the Moore Revolving Loan, which are presently exercisable. See "Certain Relationships and Related Transactions."
(5) Executive Vice President - Janex. Former owner of Janex, stock issued in partial payment of Janex purchase price. Includes 131,994 shares issuable upon exercise of warrants granted to Mr. Lesnick under the Lesnick Warrant Agreement,which warrants are presently exercisable.See "Certain Relationships and Related Transactions."
(6) Includes 414,988 shares issuable pursuant to warrants which are presently exercisable.
(7) Based upon 9,962,105 shares of Common Stock issued and outstanding on March 31, 1998.

     The Company is not aware of any contract or other arrangement, including a pledge of the Company's securities, that could result in a change in the control of the Company.The Company is not aware of any voting trusts.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has engaged the services of a manufacturers representative firm, Les Friedland Associates ("LFA"), to represent the Company to customers located in the states of New York, New Jersey, Connecticut and Pennsylvania. LFA represents the Company to three of its largest customers, Toys R Us, Wal-Mart and Kmart. The principal owner and operator of LFA, Mr. Leslie Friedland, is one of the former owners of Janex, and currently owns 627,000 shares of the Company's stock. See "Security Ownership of Certain Beneficial Owners and Management." Under the terms of the representative agreement ("LFA Agreement"), LFA was to be paid a commission of 4.25% on all sales that it generates within its territory. Effective April 1, 1995, LFA and the Company agreed to reduce the commission rate under the LFA Agreement to 4%. The terms and conditions of the representative agreement are standard in the industry, and the agreement is cancelable at any time with 30 days notice. Pursuant to the LFA Agreement, LFA was paid, or will be paid, $98,166 for the year ended December 31, 1997 and was paid, or will be paid, $113,675 for the year ended December 31, 1996. Further, the Company rented showroom space from LFA during a major industry trade shows in 1997, for which the Company paid $26,000. The rate charged by LFA for the showroom rental is competitive with other showroom space rental rates during the show period.

     On June 28, 1996, the Company and Leslie Friedland entered into an agreement whereby the due date on the Company's note held by Mr. Friedland was extended to February 1, 1998. Additionally the Company owed Mr. Friedland $115,000 for commissions as of December 31, 1995, which Mr. Friedland also extended to December 31, 1997.See "Certain Relationships and Related Transactions."In connection with such extension agreement, the Company granted warrants to Mr. Friedland to acquire up to 282,994 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights.These warrants have an exercise price of $1.45 and expire on June 28, 2000.The warrants vest in six-month increments over the term of the loan, commencing on June 28, 1996. All of the warrants are now vested and exercisable.

     On June 28, 1996, the Company and Daniel Lesnick, Executive Vice President of Janex, entered into an agreement whereby the due date on Company's note held by Mr. Lesnick was extended to February 1, 1998.See "Certain Relationships and Related Transactions."In connection with such extension agreement, the Company granted warrants to Mr. Lesnick to acquire up to 131,994 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights.These warrants have an exercise price of $1.45 and expire on June 28, 2000.The warrants vest in 6-month increments over the term of the loan, commencing on June 28, 1996. All of the warrants are now vested and exercisable.

     The Company utilizes the services of a public warehouse facility, Hollins Distributors, in Baltimore, Maryland. The warehouse facility charges the Company a fee based on the amount of goods received, and the amount of goods shipped. The rates charged by Hollins Distributors are competitive with those of other public warehouses, and the relationship can be terminated annually upon 60 days written notification. Hollins Distributors is owned by Mr. Howard Friedland, the father of Mr. Leslie Friedland. Hollins Distributors was paid, or will be paid, $20,911 for the year ended December 31, 1997 and was paid $62,652 for the year ended December 31, 1996.

     Howard W. Moore, was formerly the father-in-law of Mr. Leslie Friedland. Mr. Moore has an informal oral arrangement with Janex whereby Mr. Moore guarantees a $255,000 letter of credit from Janex to one of its licensors. The letter of credit expires on November 30, 1998. There is no provision requiring Mr. Moore to continue his guarantee beyond the expiration date.Howard Moore Associates, Inc. ("HMA"), of which Mr. Moore is the sole shareholder and President, has a Royalty Agreement with Janex whereby HMA receives a commission of 1% of the net revenue received by Janex from sales of products using a certain company's trademark and certain licensed characters. Under the Royalty Agreement, HMA was paid, or will be paid, $8,038 for the year ended December 31, 1997 and was paid, or will be paid, $19,499 for the year ended December 31, 1996.

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

     The Units were sold at a purchase price of $1.83 each, which was the average of the closing bid and ask prices for the shares of Common Stock as quoted on NASDAQ for the ten trading days prior to the date of the sale. The warrants have an exercise price of $3.25 per share and expire on May 17, 2000.

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

     On April 19, 1996, the Company entered into a Revolving Loan Agreement ("Revolving Loan Agreement") with the Moore Trust.See "Certain Relationships and Related Transactions."Under the terms of the Revolving Loan Agreement, the Moore Trust agreed to loan to the Company, on a revolving basis, up to $900,000, at 9-1/2% per annum on the outstanding balance, during the period April 19, 1996 through September 19, 1998.The loan is secured by all of the assets of Janex (subject to the prior lien of the Company's bank lender) and is guaranteed by Janex International.In connection with the loan, the Company entered into a Warrant Agreement with the Lender, providing for the issuance of up to 900,000 warrants to acquire 900,000 shares of the Janex International Common Stock (restricted), with certain "piggy-back" registration rights.These warrants have an exercise price of $1.45 and expire on April 19, 2000. The warrants vest in 6-month increments over the term of the loan, commencing on April 19, 1996. All of the warrants are now vested and exercisable.

     Michael Moore is the son of Howard Moore. On March 29, 1995, the Company entered into a license agreement with Michael Moore under which the Company licensed two product concepts which have since been incorporated into the Company's product line. The Company is obligated under the agreement to pay a royalty of 3% of the gross sales of products incorporating these concepts. The Company can terminate the agreement at any time with 60 days notice, otherwise the agreement will terminate at such time as the Company ceases to sell and market products incorporating the concepts for a period of twelve months. Under the agreement, Michael Moore was paid royalties of $445 for the year ended December 31, 1996, and was paid, or will be paid, royalties of $0 for the year ended December 31, 1997.

                                    PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a) Exhibits. The following exhibits have been or are being filed herewith,
       --------
and are numbered in accordance with Item 601 of Regulation S-B:

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

   4.12  Warrant Agreement dated June 28, 1996, by and between the Company and
         Daniel Lesnick. (21)
    5    Opinion of Tilles, Webb, Kulla & Grant, a Law Corporation, as to the
         legality of the securities being registered. (16)
   10.1  Lease Agreement between With Design in Mind International, Inc., a
         Colorado corporation and Warner Center Business Park Properties III, L.P.
         for premises located at 21700 Oxnard Street, Suite 1610, Woodland Hills, CA
         91367 dated January 6, 1994. (10)
   10.2  Employment Contract with Sheldon F. Morick, dated February 26, 1993. (10)
   10.3  Employment Contract with Daniel Lesnick, dated October 6, 1993. (10)
   10.4  Stock Option Agreement with Sheldon F. Morick, dated June 30, 1002.  (10)
   10.5  Stock Option Agreement with Sheldon F. Morick. dated February 26, 1993.
         (10)
   10.6  Stock Option Agreement with Sheldon F. Morick, dated November 17, 1993.
         (10)
   10.7  Stock Option Agreement with Michael S. Manahan, dated June 30, 1992. (10)
   10.8  Stock Option Agreement with Michael S. Manahan, dated November 17,
         1993. (10)
   10.9  Stock Option Agreement with Renee White Fraser, dated June 25, 1993. (10)
  10.10  Stock Option Agreement with Renee White Fraser, dated November 17, 1993.
         (10)
  10.11  Stock Purchase Agreement dated May 17, 1994, by and between the Company and Howard Moore, Trustee of the Howard Moore Association, Inc.
         Retirement Trust, dated December 30, 1990 (13)
  10.12  Stock Purchase Agreement dated May 17, 1994, by and between the Company and H&M Moore Investment Group, Inc. (13)
  10.13  Settlement Agreement dated October 17, 1994, by and between the Company and Dentsu Prox Inc. (14)
  10.14  Stock Option Agreement with Sheldon F. Morick dated April 3, 1995. (17)
  10.15  Stock Option Agreement with Daniel Lesnick dated April 3, 1995. (17)
  10.16  Stock Option Agreement with Michael S. Manahan dated April 3, 1995. (17)
  10.17  Stock Option Agreement with Renee W. Fraser dated April 3, 1995. (17)
  10.18  Employment Contract with Terence Davis, dated August 4, 1995. (19)
  10.19  Settlement Agreement and Specific Release by and between the Company,
         Deco Disc Industries, Inc., and its shareholders, Donald Spector, Michael
         Deutch, Barbara Carver and James McGraw dated March 26, 1996. (19)
  10.20  Employment Agreement, dated April 15, 1996, by and between the Company and Lawrence Bernstein. (21)
  10.21  Stock Option Agreement with Lawrence Bernstein, April 15, 1996. (21)
  10.22  Extension Agreement, dated June 28, 1996, by and between the Company and
         Leslie Friedland. (21)
  10.23  Extension Agreement, dated June 28, 1996, by and between the Company and
         Daniel Lesnick. (21)

  10.24  Inter-Creditor Agreement, dated June 28, 1996, by and between the
         Company, Leslie Friedland, Daniel Lesnick and the Moore Trust. (21)
  10.25  Modification Agreement, dated June 29, 1996, by and between the Company,
         Terence F. Davis and Marie Boule. (21)
   16    Letter to Securities and Exchange Commission from Kellogg & Andelson, dated October 31, 1995. (8)
   21    Subsidiaries of the registrant:
         1)  With Design in Mind, a California corporation, a wholly-owned subsidiary
         2)  Janex Corporation, a New Jersey corporation, a wholly-owned subsidiary
         3)  Pro Gain Company Limited, a Hong Kong corporation, a wholly-owned subsidiary
         4)  Malibu Fun Stuffed, Inc., a California corporation, a wholly-owned subsidiary
         5)  Malibu Fun Stuffed International Limited, a Hong Kong corporation, a wholly-owned subsidiary

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

     b)  Reports on form 8-K. There were no reports filed on form 8-K during the
         --------------------
         last quarter of the fiscal year.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 1998
                              JANEX INTERNATIONAL, INC.


                                  By:  /s/ Leslie Friedland
                                       ----------------------------------------
                                       Leslie Friedland, Chairman of the Board,
                                       President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signatures                      Title                                   Date
----------                      -----                                   ----

/s/ Leslie Friedland            Chairman of the Board, President  April 15, 1998
----------------------          Chief Executive Officer and
Leslie Friedland                Director




/s/ Michael Handelman           Vice President,                   April 15, 1998
-----------------------         Chief Financial Officer
Michael Handelman



/s/ Daniel Lesnick              Executive Vice President          April 15, 1998
------------------              Chief Operating Officer
Daniel Lesnick                  and Director