Form 10QSB
period 1998-03-31
JANEX INTERNATIONAL INC
filed 1998-05-18
CIK 800454

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from:  Not applicable

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

        Issuer's telephone number, including area code: (732) 935-0707


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

As of April 30, 1998, the issuer had 9,962,105 shares of its common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format:   Yes     No  X
                                                     ---    ---

Total sequential number pages in this document:   18
                                                ------

                           JANEX INTERNATIONAL, INC.

                                     INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I    FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS:

         Balance Sheets as of March 31, 1998 (unaudited)
         and December 31, 1997 (audited)                                  3

         Statements of Operations (unaudited) for the three months
         ended March 31, 1998 and 1997                                    4

         Statements of Cash Flows (unaudited) for the three months
         ended March 31, 1998 and 1997                                    5

         Notes to Consolidated Financial Statements (unaudited)        6-11

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    12-15

PART II  OTHER INFORMATION                                               16

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS                       16

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                17

         SIGNATURE                                                       18

                           JANEX INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS


                                                                                      (Audited)
                                                                     (Unaudited)     December 31,
                                                                   March 31, 1998       1997
                                                                    ------------    ------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                          $    180,258    $    164,672
 Certificate of deposit (Note 5)                                         100,000         100,000
 Accounts receivable, net of allowance of $24,780 and $10,439            369,735         225,826
 Inventories (Note 4)                                                    153,165         173,107
 Prepaid royalties                                                       188,900          61,626
 Other current assets                                                     26,727          19,925
                                                                    ------------    ------------
TOTAL CURRENT ASSETS                                                   1,018,785         745,156

PROPERTY AND EQUIPMENT, net                                              359,025         395,165
INTANGIBLE ASSETS, net                                                   312,943         325,988
PRODUCT DEVELOPMENT COSTS, net                                           123,249         122,827
DEFERRED LOAN CHARGES                                                     96,590         116,863
OTHER ASSETS                                                                   -           2,801
                                                                    ------------    ------------

                                                                    $  1,910,592    $  1,708,800
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Loans payable - agent (Note 6)                                     $    238,109    $    249,113
 Accounts payable                                                        854,417         685,725
 Accrued expenses                                                      1,041,111       1,373,899
 Note payable (Note 8)                                                   122,774         219,189
                                                                    ------------    ------------

TOTAL CURRENT LIABILITIES                                              2,256,411       2,527,926

NOTES PAYABLE - STOCKHOLDERS (NOTE 7)                                  1,230,000       1,230,000
                                                                    ------------    ------------
TOTAL LIABILITIES                                                      3,486,411       3,757,926

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3)
STOCKHOLDERS' (DEFICIT) (Note 4):
 Class A convertible preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding
 Common stock, no par value; 20,000,000 shares authorized;
  9,962,105 shares issued and outstanding                             11,868,816      11,618,816
 Additional paid-in capital                                              554,517         554,517
 Accumulated deficit                                                 (13,999,152)    (14,222,459)
                                                                    ------------    ------------

TOTAL STOCKHOLDERS' (DEFICIT)                                         (1,575,819)     (2,049,126)
                                                                    ------------    ------------

                                                                    $  1,910,592    $  1,708,800
                                                                    ============    ============

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 Three months ended March 31,
                                                  --------------------------
                                                     1998           1997
                                                   ----------     ----------
NET SALES                                          $1,608,557     $1,733,876
                                                   ----------     ----------
COSTS AND EXPENSES
 Cost of sales                                        769,735      1,044,225
 Selling, general and administrative                  424,536        639,938
 Royalty expense                                       54,859         91,903
 Depreciation and amortization                         75,244        144,801
                                                   ----------     ----------

TOTAL COST AND EXPENSES                             1,324,374      1,920,867
                                                   ----------     ----------

OPERATING INCOME (LOSS)                               284,183       (186,991)
                                                   ----------     ----------

OTHER INCOME (EXPENSE)
 Interest income                                          157          6,685
 Interest expense                                     (57,325)      (125,729)
 Foreign exchange gain                                  1,375              -
 Gain on disposal of fixed assets                           -          1,500
                                                   ----------     ----------

TOTAL OTHER INCOME (EXPENSE)                          (55,793)      (117,544)
                                                   ----------     ----------

INCOME (LOSS) BEFORE INCOME TAX                       228,390       (304,535)
                                                   ----------     ----------

INCOME TAX PROVISION                                    5,083            350
                                                   ----------     ----------

NET INCOME (LOSS)                                  $  223,307     $ (304,885)
                                                   ==========     ==========

INCOME (LOSS) PER COMMON SHARE                          $0.02         $(0.06)
                                                   ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       9,005,267      5,296,721
                                                   ==========     ==========

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              Three months ended March 31,
                                                              ----------------------------
                                                                  1998           1997
                                                              ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                               $ 223,307      $(304,885)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Provision for losses on accounts receivable, net                14,341         (2,232)
    Amortization                                                    32,621         85,280
    Depreciation                                                    42,623         59,521
    Imputed interest                                                20,273         76,266
    Changes in operating assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                        (158,250)      (564,865)
       Inventories                                                  19,942        215,371
       Prepaid royalty                                            (127,274)             -
       Other current assets                                         (6,802)        61,336
       Other assets                                                  2,801          4,205
      Increase (decrease) in:
       Accounts payable                                            168,692        536,215
       Accrued expenses                                           (332,788)       256,628
       Income tax payable                                                -         (1,940)
                                                              ------------   ------------
Net cash provided by (used in) operating activities               (100,514)       420,900
                                                              ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                (6,483)       (22,204)
 Additions to product development costs                            (19,998)       (44,750)
                                                              ------------   ------------
Net cash used in investing activities                              (26,481)       (66,954)
                                                              ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan payable - shareholder                                -         90,000
 Repayment of note payable - agent                                 (11,004)      (140,244)
 Proceeds from issuance of common stock                            250,000              -
 Repayment of note payable                                         (96,415)      (136,841)
                                                              ------------   ------------
Net cash provided by (used in) financing activities                142,581       (187,085)
                                                              ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                           15,586        166,861
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                  164,672        186,616
                                                              ------------   ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                      $ 180,258      $ 353,477
                                                              ============   ============

          See accompanying notes to consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION

Janex International, Inc. was incorporated in Colorado on July 28, 1986 and is the parent corporation of With Design in Mind ("WDIM"), a California corporation' Janex Corporation ("Janex"), a New Jersey corporation' and Malibu Fun Stuffed ("Malibu"), a California corporation, all wholly-owned subsidiaries. Janex International, Inc. is also the parent corporation of Pro Gains Company Limited ("Pro Gains"), a Hong Kong corporation owned 50% by Janex International, Inc. and 50% by Janex. Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation, is owned 99% by Malibu and 1% by Janex International, Inc. As used in this report, the term "the Company" refers to Janex International, Inc. and its subsidiaries, unless the context indicates otherwise.


BUSINESS

The Company's business is conducted primarily through its subsidiaries, Janex, Pro Gains, Malibu and MFSI. The Company's business consists mainly of developing, manufacturing (through subcontractors), marketing and selling toys and functional children's products ("Children's Products"). These products include 1) coin and gumball banks, flashlights, battery operated toothbrushes and clocks marketed under the brand name "Janex" and 2) plush, pool toys and video sets marketed under the brand name "Malibu Fun Stuffed!," all of which retail for prices between $3 and $40. The Children's Products are manufactured to the Company's specifications, by manufacturers based in Macau, China and the United States and are sold nationwide to mass merchant retailers, toy specialty stores, department stores and gift shops, through a network of independent sales representative firms.

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited, but, in the opinion of the management Company, contain all adjustments necessary to present fairly the financial position at March 31, 1998, the results of operations for the three months ended March 31, 1998 and 1997, and the changes in cash flows for the three months ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Certain information and footnote disclosures, normally included in financial statements that have been prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)

SEASONALITY

Because of the seasonality of the Company' business, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

NET LOSS PER SHARE

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


NOTE 2 - GOING CONCERN

The Company has suffered recurring losses from operations and had net income of $223,307 for the three months ended March 31, 1998. The Company's net working capital deficit decreased by $545,144 from $1,782,770 at December 31, 1997 to $1,287,626 at March 31, 1998. These conditions, however, still raise substantial doubt about the Company's ability to continue as a going concern.


NOTE 3 - LEGAL PROCEEDINGS

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)


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


NOTE 4 - INVENTORIES

Inventories are value at the lower of cost or market and consist of the following at March 31, 1998 and December 31, 1997:

                      March 31,  December 31,
                        1998         1997
                      ---------  ------------

   Finished goods      $100,688      $ 37,743
   Work-in-process       52,477       135,364
                       --------      --------
                       $153,165      $173,107
                       ========      ========


NOTE 5 - LOAN PAYABLE - BANK

The Company had a $1,000,000 line of credit with a bank with interest at 9 1/2%, pursuant to a loan agreement, which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit) and he bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit) and in conjunction therewith, the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit. The line of credit is secured by the remaining $100,000 balance of the certificate of deposit at March 31, 1998.

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)


NOTE 6 - LOANS PAYABLE - AGENT

Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of March 31, 1998 and December 31, 1997, the Company had borrowed $238,109 and $249,113, respectively, under this credit facility.

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

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of March 31, 1998 and December 31, 1997, the Company had no borrowing under this credit facility.


NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vested in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. As of March 31, 1998 and December 31, 1997, the Company had borrowed $615,000, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent (see
Note 6).

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)


Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vested in six-month increments over the term of the loan. On August 4, 1997, the shareholders agreed to further extend the due date of the notes to February 1, 1999. The outstanding loan balance as of March 31, 1998 and December 31, 1997, was $500,000.

The Company charged to operations $20,273 and $76,266 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the three months ended March 31, 1998 and 1997, respectively.

In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of March 31, 1998 and December 31, 1997 was $115,000.


NOTE 8 - NOTE PAYABLE

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at March 31, 1998 and December 31, 1997 was $122,774 and $219,189, respectively.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Continued)


NOTE 9 - NEW ACCOUNTING STANDARDS

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997:

Net Sales
---------

For the three months ended March 31, 1998, net sales decreased slightly by $125,319 or 7.2%, to $1,608,557, as compared to net sales of $1,733,876 for the three months ended March 31, 1997. The slight decrease in net sales is a direct result of a decrease of sales incorporating licensed products. For the three months ended March 31, 1998, these sales were only 1% of total sales, as compared to 31% for the comparable period in 1997. The decrease of sales was almost offset by the increase of sales of the Wet Pet Product line, which made up the substantial portion of 1998 sales (99%) as compared to 1997 sales (69%).

At March 31, 1998, the Company had a backlog of unfilled orders of approximately $1,200,000 comparable with its order backlog of approximately the same at March 31, 1997. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general increase in order flow in 1998, as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1998.

Gross Profit
------------

For the three months ended March 31, 1998, gross profit was $838,822 or 52.1% of net sales, as compared to $689,651 or 39.8% of net sales for the three months ended March 31, 1997. The Company typically established prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The increase in gross margin in 1998, as compared to 1997, was primarily the result of an increase in the sales of the Wet Pet product line, which have a higher gross margin then that of sales incorporating licensed products.

Selling, General and Administrative Expenses
--------------------------------------------

For he three months ended March 31, 1998, selling, general and administrative expenses decreased by $215,402 or 33.7%, to $424,536 or 26.4% of net sales, as compared to $639,938 or 36.9% of net sales for the three months ended March 31, 1997. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in selling, general and administrative expenses is a direct result of management's continuing effort to reduce fixed overhead costs.

Royalty Expense
---------------

For the three months ended March 31, 1998, royalty expense was $54,859 or 3.4% of net sales, as compared to $91,903 or 5.3% of net sales for the three months ended March 31, 1997. The decrease of royalty expense in 1998, as compared to 1997 was as a result of a significant shift in the sales mix to a higher proportion of non-royalty sales, which include the Wet Pet line.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


Net Loss
--------

The reasons for the increase in net income in 1998 as compared to 1997 are summarized above. For the three months ended March 31, 1998, net income was $223,307 or $.02 per share, as compared to a net loss of $304,885 or $.06 per share, for the three months ended March 31, 1997.

CONSOLIDATED FINANCIAL CONDITION - MARCH 31, 1998:

Liquidity and Capital Resources
-------------------------------

The Company's cash balance increased by $15,586 to $180,258 at March 31, 1998, as compared to $164,672 at December 31, 1997. The Company's net working capital increased by $545,144 from working capital deficit of $1,782,770 at December 31, 1997 to a working capital deficit of $1,237,626 at March 31, 1998 and the Company's current ratio increased to 0.45:1 at March 31, 1998, as compared to 0.29:1 at December 31, 1997. For the three months ended March 31, 1998, the Company's operations utilized cash resources of $100,514, as compared to providing cash resources of $420,900 for the three months ended March 31, 1997, primarily as a result of a decrease in inventories and accounts payable, an increase in accounts receivable, prepaid royalties and accrued expenses during the three months ended March 31, 1998.

During the three months ended March 31, 1998, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $6,483 and additions to product development costs of $19,998.

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

The Company had a $1,000,000 line of credit with a bank with interest at 9 1/2%, pursuant to a loan agreement, which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit) and he bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit) and in conjunction therewith, the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit. The line of credit is secured by the remaining $100,000 balance of the certificate of deposit at March 31, 1998.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


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

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vested in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. As of March 31, 1998 and December 31, 1997, the Company had borrowed $615,000, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent.

Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vested in six-month increments over the term of the loan. On August 4, 1997, the stockholders agreed to further extend the due date of the notes to February 1, 1999. The outstanding loan balance as of March 31, 1998 and December 31, 1997, was $500,000.

The Company charged to operations $20,273 and $76,266 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the three months ended March 31, 1998 and 1997, respectively.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of March 31, 1998 and December 31, 1997 was $115,000.

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at March 31, 1998 and December 31, 1997 was $122,774 and $219,189, respectively.

Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of March 31, 1998 and December 31, 1997, the Company had borrowed $238,109 and $249,113, respectively, under this credit facility.

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

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of March 31, 1998 and December 31, 1997, the Company had no borrowing under this credit facility.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 2    Changes in Securities and Use of Proceeds

On January 28, 1998, the Company issued 576,923 shares of restricted common stock for a total purchase price of $75,000 in cash, in a private placement with two new shareholders. The purchasers represented that they were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 ("1933 Act"). The Company believes that the sale was exempt from registration pursuant to Section 4(2) of the 1933 Act, by virtue of being a private placement with persons who had access to all information concerning the Company and who gave written investment representations. There were no underwriters and there were no underwriting discounts or commissions paid.

On February 2, 1998, the Company issued 1,346,154 shares of restricted common stock for a total purchase price of $175,000 in cash, in a private placement with two present shareholders. The purchasers represented that they were accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933 ("1933 Act"). The Company believes that the sale was exempt from registration pursuant to Section 4(2) of the 1933 Act, by virtue of being a private placement with persons who had access to all information concerning the Company and who gave written investment representations. There were no underwriters and there were no underwriting discounts or commissions paid.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

          27 Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

          Three months ended March 31, 1998: Under Item 5.
          Other events: None

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


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



                                        JANEX INTERNATIONAL, INC.
                                        -------------------------
                                        Registrant


Date: May 14, 1998                  By: /s/ Leslie Friedland
                                        ------------------------
                                        Leslie Friedland
                                        President
                                        Chief Executive Officer



                                    By: /s/ Michael Handelman
                                        -------------------------
                                        Michael Handelman
                                        Chief Financial Officer