Form 10QSB
period 1998-06-30
JANEX INTERNATIONAL INC
filed 1998-08-18
CIK 800454

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-QSB

(Mark one)


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      OR

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
Yes  X   No
    ---     ---

As of July 31, 1998, the issuer had 9,962,105 shares of its common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format:   Yes       No   X
                                                     -----    -----

Total sequential number pages in this document:   18
                                                ------

                           JANEX INTERNATIONAL, INC.

                                     INDEX



                                                                        Page
                                                                        Number
                                                                        ------


PART I FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS:

          Balance Sheets as of June 30, 1998 (unaudited)
            and December 31, 1997 (audited)                             3


          Statements of Operations (unaudited) for the six months
            ended June 30, 1998 and 1997                                4


          Statements of Cash Flows (unaudited) for the six months
            ended June 30, 1998 and 1997                                5


          Notes to Consolidated Financial Statements (unaudited)     6-11



ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    12-16


PART II  OTHER INFORMATION


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K                                17


       SIGNATURE                                                       18

                           JANEX INTERNATIONAL, INC.



                          CONSOLIDATED BALANCE SHEETS




                                                                                                     (Audited)
                                                                        (UNAUDITED)                 December 31,
                                                                       JUNE 30, 1998                    1997
                                                                    --------------------        --------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                       $37,836                    $164,672
 Certificate of deposit (Note 5)                                                 100,000                     100,000
 Accounts receivable, net of allowance of $24,780 and $10,439                    335,207                     225,826
 Inventories (Note 4)                                                            323,554                     173,107
 Prepaid royalties                                                                69,495                      61,626
 Other current assets                                                             22,284                      19,925

TOTAL CURRENT ASSETS                                                             888,376                     745,156

PROPERTY AND EQUIPMENT, net                                                      359,145                     395,165
INTANGIBLE ASSETS, net                                                           299,899                     325,988
PRODUCT DEVELOPMENT COSTS, net                                                   157,416                     122,827
DEFERRED LOAN CHARGES                                                             76,317                     116,863
OTHER ASSETS                                                                           -                       2,801
                                                                    --------------------        --------------------
                                                                              $1,781,153                  $1,708,800
                                                                    ====================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Loans payable - agent (Note 6)                                                 $192,749                    $249,113
 Accounts payable                                                                935,024                     685,725
 Accrued expenses                                                              1,303,717                   1,373,899
 Note payable (Note 8)                                                           103,446                     219,189
                                                                    --------------------       ---------------------

TOTAL CURRENT LIABILITIES                                                      2,534,936                   2,527,926

NOTES PAYABLE - STOCKHOLDERS (NOTE 7)                                          1,230,000                   1,230,000
                                                                    --------------------       ---------------------
TOTAL LIABILITIES                                                              3,764,936                   3,757,926

COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3)
STOCKHOLDERS' (DEFICIT) (Note 4):
 Class A convertible preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding

 Common stock, no par value; 20,000,000 shares authorized;
  9,962,105 shares issued and outstanding                                     11,868,816                  11,618,816
 Additional paid-in capital                                                      554,517                     554,517
 Accumulated deficit                                                         (14,407,116)                 (14,222,459)
                                                                    --------------------        ---------------------

TOTAL STOCKHOLDERS' (DEFICIT)                                                 (1,983,783)                  (2,049,126)
                                                                    --------------------        ---------------------
                                                                              $1,781,153                   $1,708,800
                                                                    ====================        =====================


                   See accompanying notes to consolidated financial statements.


                           JANEX INTERNATIONAL, INC.



               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                         For the three months ended                     For the six months ended
                                                    June 30,                                     June 30,
                                    ---------------------------------------       ---------------------------------------
                                          1998                   1997                   1998                   1997
                                    ----------------       ----------------       ----------------       ----------------
NET SALES                                   $592,068            $1,881,778            $2,200,625            $3,615,654
                                    ----------------       ----------------       ----------------       ----------------
COSTS AND EXPENSES
 Cost of sales                               354,788             1,113,333             1,124,523             2,157,558
 Selling, general and                        338,364               589,311               762,900             1,229,249
  administrative
 Royalty expense                             167,066               397,992               221,925               489,895
 Depreciation and amortization                87,019             1,778,502               162,263             1,923,303
                                    ----------------       ----------------       ----------------       ----------------

TOTAL COST AND EXPENSES                      947,237             3,879,138             2,271,611             5,800,005
                                    ----------------       ----------------       ----------------       ----------------

OPERATING LOSS                              (355,169)           (1,997,360)              (70,986)           (2,184,351)
                                    ----------------       ----------------       ----------------       ----------------

OTHER INCOME (EXPENSE)
 Interest income                               4,003                 5,670                 4,160                12,355
 Interest expense                            (56,446)             (121,710)             (113,771)             (247,439)
 Foreign exchange gain                           465                     -                 1,840                     -
 Gain on disposal of fixed assets                  -                     -                     -                 1,500
                                    ----------------       ----------------       ----------------       ----------------
TOTAL OTHER INCOME (EXPENSE)                 (51,978)             (116,040)             (107,771)             (233,584)
                                    ----------------       ----------------       ----------------       ----------------
LOSS BEFORE INCOME TAX                      (407,147)           (2,113,400)             (178,757)           (2,417,935)

INCOME TAX PROVISION                             817                    48                 5,900                   398
                                    ----------------       ----------------       ----------------       ----------------

NET LOSS                                   $(407,964)          $(2,113,448)            $(184,657)          $(2,418,333)
                                    ================       ================       ================       ================

LOSS PER COMMON SHARE                          $(.04)                $(.40)                $(.02)                $(.46)
                                    ================       ================       ================       ================

WEIGHTED AVERAGE NUMBER OF                 9,962,105             5,296,721             9,962,105             5,296,721
 SHARES OUTSTANDING
                                    ================       ================       ================       ================



                 See accompanying notes to consolidated financial statements.


                           JANEX INTERNATIONAL, INC.



               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




                                                                               Six months ended June 30,
                                                                  -------------------------------------------
                                                                          1998                   1997
                                                                  -------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $(184,657)           $(2,418,333)
 Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
    Provision for losses on accounts receivable, net                          (10,439)               (15,543)
    Amortization                                                               71,541                      -
    Depreciation                                                               90,722              1,923,303
    Imputed interest                                                           40,546                152,531
    Changes in operating assets and liabilities:
     (Increase) decrease in:
       Accounts receivable                                                    (98,942)              (406,630)
       Inventories                                                           (150,447)               360,616
       Prepaid royalty                                                         (7,869)                23,364
       Other current assets                                                    (2,359)               103,476
       Other assets                                                             2,802                  8,387
     Increase (decrease) in:
       Accounts payable                                                       249,299                342,808
       Accrued expenses                                                       (70,182)               148,323
       Income tax payable                                                           -                 (1,940)
                                                                  -------------------     -------------------
Net cash provided by (used in) operating activities                           (69,985)               220,362
                                                                  -------------------     -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                          (54,702)               (82,099)
 Additions to product development costs                                       (80,042)               (49,622)
 Reduction of certificate of deposit                                                -                400,000
                                                                  -------------------     -------------------
Net cash provided by (used in) investing activities                          (134,744)               268,279
                                                                  -------------------     -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loan payable - shareholder                                           -                115,000
 Repayment of note payable - agent                                           (56,364)               (94,660)
 Proceeds from issuance of common stock                                      250,000                      -
 Repayment of note payable                                                  (115,743)              (597,210)
                                                                  -------------------     -------------------
Net cash provided by (used in) financing activities                           77,893               (576,870)
                                                                  -------------------     -------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (126,836)               (88,229)
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                            164,672                186,616
                                                                  -------------------     -------------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                                  $37,836                $98,387
                                                                  ===================     ===================



                  See accompanying notes to consolidated financial statements.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997



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

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited, but, in the opinion of the management Company, contain all adjustments necessary to present fairly the financial position at June 30, 1998, the results of operations for the six months ended June 30, 1998 and 1997, and the changes in cash flows for the six months ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (CONTINUED)


SEASONALITY

Because of the seasonality of the Company' business, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

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


NOTE 2 - GOING CONCERN

The Company has suffered recurring losses from operations and had net loss of $184,657 for the six months ended June 30, 1998. The Company's net working capital deficit decreased by $136,210 from $1,782,770 at December 31, 1997 to $1,646,560 at June 30, 1998. These conditions, however, still raise substantial doubt about the Company's ability to continue as a going concern.


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

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (CONTINUED)


to be proved at trial. The Company requested that both of Actional's cases be consolidated and the Court entered an order to that effect.

Both of these cases have been settled for a total payment of $48,732.


NOTE 4 - INVENTORIES

Inventories are value at the lower of cost or market and consist of the following at June 30, 1998 and December 31, 1997:


                                                  June 30,   December 31,
                                                     1998        1997
                                                  ----------  ----------

   Finished goods                                 $258,454    $ 37,743
   Work-in-process                                  65,100     135,364
                                                  --------    --------
                                                  $323,554    $173,107
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

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (CONTINUED)


NOTE 6 - LOANS PAYABLE - AGENT


Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of June 30, 1998 and December 31, 1997, the Company had borrowed $192,749 and $249,113, respectively, under this credit facility.


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

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of June 30, 1998 and December 31, 1997, the Company had no borrowing under this credit facility.


NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vested in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. As of June 30, 1998 and December 31, 1997, the Company had borrowed $615,000, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent (see
Note 6).

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (CONTINUED)


Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vested in six-month increments over the term of the loan. On August 4, 1997, the shareholders agreed to further extend the due date of the notes to February 1, 1999. The outstanding loan balance as of June 30, 1998 and December 31, 1997, was $500,000.

The Company charged to operations $40,546 and $152,531 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the six months ended June 30, 1998 and 1997, respectively.


In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of June 30, 1998 and December 31, 1997 was $115,000.



NOTE 8 - NOTE PAYABLE

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at June 30, 1998 and December 31, 1997 was $103,446 and $219,189,
respectively.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES



            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                    SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (CONTINUED)


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

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CONSOLIDATED RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997:

Net Sales
---------

For the six months ended June 30, 1998, net sales decreased by $1,415,029 or 39%, to $2,200,625, as compared to net sales of $3,615,654 for the six months ended June 30, 1997. The decrease in net sales is a direct result of a decrease of sales incorporating licensed products. For the six months ended June 30, 1998, these sales were only 20% of total sales, as compared to 31% for the comparable period in 1997. The decrease of sales was only slightly offset by the increase of sales of the Wet Pet Product line, which made up the substantial portion of 1998 sales (80%) as compared to 1997 sales (69%).

At June 30, 1998, the Company had a backlog of unfilled orders of approximately $1,000,000 comparable with its order backlog of approximately $1,700,000 at June 30, 1997. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general decrease in order flow in 1998, as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1998.

Gross Profit
------------

For the six months ended June 30, 1998, gross profit was $1,076,102 or 48.9% of net sales, as compared to $1,458,096 or 40.3% of net sales for the six months ended June 30, 1997. The Company typically established prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The increase in gross margin in 1998, as compared to 1997, was primarily the result of an increase in the sales of the Wet Pet product line, which have a higher gross margin then that of sales incorporating licensed products.

Selling, General and Administrative Expenses
--------------------------------------------

For the six months ended June 30, 1998, selling, general and administrative expenses decreased by $466,349 or 37.3%, to $762,900 or 34.7% of net sales, as compared to $1,229,249 or 33.9% of net sales for the six months ended June 30, 1997. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in selling, general and administrative expenses is a direct result of management's continuing effort to reduce fixed overhead costs.

Royalty Expense
---------------

For the three months ended June 30, 1998, royalty expense was $221,925 or 10% of net sales, as compared to $489,895 or 13.5% of net sales for the six months ended June 30, 1997. The decrease of royalty expense in 1998, as compared to 1997 was as a result of a significant shift in the sales mix to a higher proportion of non-royalty sales, which include the Wet Pet line.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

Depreciation and Amortization
-----------------------------

For the six months ended June 30, 1998, depreciation and amortization was $162,263 or 7.3% of net sales, as compared to $1,923,303 or 53.0% of net sales for the six months ended June 30, 1997. The de-crease of depreciation and amortization in 1998 as compared to 1997 was the direct result of a one time charge of $1,643,385 to write off certain intangible assets, during the six months ended June 30, 1997.


Net Loss
--------


The reasons for the decrease in net loss in 1998 as compared to 1997 are summarized above. For the six months ended June 30, 1998, net loss was $184,657 or $.02 per share, as compared to a net loss of $2,418,333 or $.46 per share, for the six months ended June 30, 1997.


Year 2000 Compliance
--------------------

It has been determined by management of the Company to undergo a complete evaluation of the uncertainty that relates to the Year 2000 compliance.

Management has determined that the consequences of its Year 2000 issues would have a material effect on the Company's business as well as results of operations and financial condition. The Company has put into effect a preliminary plan of readiness to meet the Year 2000 issues.

In addition, management has been working closely with vendors and suppliers to determine if these third parties with whom the Company has a material relationship with are Year 2000 compliant.

As of the second quarter of 1998, the Company in the beginning phase of the compliance work and has determined that the estimated cost of remediation will be approximately $5,000 - $7,500 to cover expenses to replace problem systems and equipment.

CONSOLIDATED FINANCIAL CONDITION - JUNE 30, 1998:

Liquidity and Capital Resources
-------------------------------

The Company's cash balance decreased by $126,836 to $37,836 at June 30, 1998, as compared to $164,672 at December 31, 1997. The Company's net working capital increased by $136,210 from working capital deficit of $1,782,770 at December 31, 1997 to a working capital deficit of $1,646,560 at June 30, 1998 and the Company's current ratio increased to 0.35:1 at June 30, 1998, as compared to 0.29:1 at December 31, 1997. For the six months ended June 30, 1998, the Company's operations utilized cash resources of $69,985, as compared to providing cash resources of $220,362 for the six months ended June 30, 1997, primarily as a result of a decrease in inventories and accounts payable, an increase in accounts receivable inventories, prepaid royalties and accrued expenses during the six months ended June 30, 1998.

During the six months ended June 30, 1998, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment, reflecting tooling and molds related to new licenses, of $54,702 and additions to product development costs of $80,042.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


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

The Company had a $1,000,000 line of credit with a bank with interest at 9 1/2%, pursuant to a loan agreement, which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit) and he bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit) and in conjunction therewith, the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit. The line of credit is secured by the remaining $100,000 balance of the certificate of deposit at June 30, 1998.

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

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vested in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. As of June 30, 1998 and December 31, 1997, the Company had borrowed $615,000, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totalling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vested in six-month increments over the term of the loan. On August 4, 1997, the stockholders agreed to further extend the due date of the notes to February 1, 1999. The outstanding loan balance as of June 30, 1998 and December 31, 1997, was $500,000.

The Company charged to operations $40,546 and $152,531 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the six months ended June 30, 1998 and 1997, respectively.


In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of June 30, 1998 and December 31, 1997 was $115,000.


On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at June 30, 1998 and December 31, 1997 was $103,446 and $219,189,
respectively.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of June 30, 1998 and December 31, 1997, the Company had borrowed $192,749 and $249,113, respectively, under this credit facility.

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

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of June 30, 1998 and December 31, 1997, the Company had no borrowing under this credit facility.

                  JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits -

        27 Financial Data Schedule (electronic filing only)


   (b)  Reports on Form 8-K -

        Three months ended June 30, 1998: Under Item 5.
        Other events: None

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



                                        JANEX INTERNATIONAL, INC.
                                        -------------------------
                                               Registrant



Date: August 18, 1998               By:     /s/ Leslie Friedland
                                        ------------------------
                                         Leslie Friedland
                                         President
                                         Chief Executive Officer



                                    By:     /s/ Michael Handelman
                                        -------------------------
                                         Michael Handelman
                                         Chief Financial Officer