Form 10QSB
period 1998-09-30
JANEX INTERNATIONAL INC
filed 1998-11-16
CIK 800454

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark one)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No ____
   ---


As of October 31, 1998, the issuer had 9,962,105 shares of its common stock, no par value, issued and outstanding.


Transitional Small Business Disclosure Format:   Yes ____ No   X
                                                             -----


Total sequential number pages in this document:   18
                                                ------

                           JANEX INTERNATIONAL, INC.


                                     INDEX


                                                                            Page
                                                                          Number
                                                                          ------


PART I    FINANCIAL INFORMATION

ITEM 1 CONSOLIDATED FINANCIAL STATEMENTS:



           Balance Sheets as of September 30, 1998 (unaudited)
             and December 31, 1997 (audited)                                3

           Statements of Operations (unaudited) for the nine months
             ended September 30, 1998 and 1997                              4

           Statements of Cash Flows (unaudited) for the nine months
             ended September 30, 1998 and 1997                              5

           Notes to Consolidated Financial Statements (unaudited)        6-11

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION    12-16

PART II    OTHER INFORMATION

ITEM 5     OTHER INFORMATION                                               17

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K                                17

           SIGNATURES                                                      18

                           JANEX INTERNATIONAL, INC.


                          CONSOLIDATED BALANCE SHEETS


                                                                             (UNAUDITED)                     (Audited)
                                                                             SEPTEMBER 30,                  December 31,
                                                                                1998                           1997
                                                                    ---------------------        ----------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                  $    106,026                 $    164,672
 Certificate of deposit (Note 5)                                                 100,000                      100,000
 Accounts receivable, net of allowance of $3,500 and $10,439                     411,776                      225,826
 Inventories (Note 4)                                                            474,278                      173,107
 Prepaid royalties                                                                71,418                       61,626
 Other current assets                                                             20,139                       19,925
                                                                    --------------------         --------------------
TOTAL CURRENT ASSETS                                                           1,183,637                      745,156
PROPERTY AND EQUIPMENT, net                                                      332,263                      395,165
INTANGIBLE ASSETS, net                                                           288,513                      325,988
PRODUCT DEVELOPMENT COSTS, net                                                   141,260                      122,827
DEFERRED LOAN CHARGES                                                             56,044                      116,863
OTHER ASSETS                                                                           -                        2,801
                                                                    --------------------         --------------------
                                                                            $  2,001,717                 $  1,708,800
                                                                    ====================         ====================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
 Loans payable - agent (Note 6)                                             $    174,174                 $    249,113
 Accounts payable                                                              1,051,715                      685,725
 Accrued expenses                                                              1,562,823                    1,373,899
 Note payable (Note 8)                                                                 -                    1,373,899
 Loan payable ? bank (Note 5)                                                    247,000                      219,189
                                                                    --------------------         --------------------
TOTAL CURRENT LIABILITIES                                                      3,035,712                    2,527,926
NOTES PAYABLE - STOCKHOLDERS (NOTE 7)                                          1,230,000                    1,230,000
                                                                    --------------------         --------------------
TOTAL LIABILITIES                                                              4,265,712                    3,757,926
COMMITMENTS AND CONTINGENCIES (NOTES 2 AND 3)
STOCKHOLDERS' (DEFICIT) (Note 4):
 Class A convertible preferred stock, no par value, 5,000,000 shares authorized; none issued and outstanding
 Common stock, no par value; 20,000,000 shares authorized;                    11,868,816                   11,618,816
  9,962,105 shares issued and outstanding
 Additional paid-in capital                                                      554,517                      554,517
 Accumulated deficit                                                         (14,687,328)                 (14,222,459)
                                                                    --------------------         --------------------
TOTAL STOCKHOLDERS' (DEFICIT)                                                 (2,263,995)                  (2,049,126)
                                                                    --------------------         --------------------
                                                                            $  2,001,717                 $  1,708,800
                                                                    ====================         ====================

          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                           For the three months ended                      For the nine months ended
                                                  September 30,                                  September 30,
                                           1998                   1997                   1998                   1997
                                    ----------------       ----------------       ----------------       ----------------
NET SALES                                 $  779,014             $1,165,533             $2,979,639            $ 4,781,187
                                    ----------------       ----------------       ----------------       ----------------
COSTS AND EXPENSES
 Cost of sales                               495,182                683,193              1,619,705              2,840,751
 Selling, general and administrative         288,991                506,271              1,051,891              1,735,520
 Royalty expense                             122,425                 69,718                344,350                559,613
 Depreciation and amortization                94,246                 52,822                256,509              1,976,125
                                    ----------------       ----------------       ----------------       ----------------

TOTAL COST AND EXPENSES                    1,000,844              1,312,004              3,272,455              7,112,009
                                    ----------------       ----------------       ----------------       ----------------

OPERATING LOSS                              (221,830)              (146,471)              (292,816)            (2,330,822)
                                    ----------------       ----------------       ----------------       ----------------

OTHER INCOME (EXPENSE)
 Interest income                                   -                    944                  4,160                 13,299
 Interest expense                            (56,542)              (112,944)              (170,313)              (360,383)
 Foreign exchange gain                        (1,840)                     -                      -                      -
 Gain on disposal of fixed assets                  -                      -                      -                  1,500
                                    ----------------       ----------------       ----------------       ----------------

TOTAL OTHER INCOME (EXPENSE)                 (58,382)              (112,000)              (166,153)              (345,584)
                                    ----------------       ----------------       ----------------       ----------------

LOSS BEFORE INCOME TAX                      (280,212)              (258,471)              (458,969)            (2,676,406)

INCOME TAX PROVISION                               -                      -                  5,900                    398
                                    ----------------       ----------------       ----------------       ----------------

NET LOSS                                  $ (280,212)            $ (258,471)            $ (464,869)           $(2,676,804)
                                    ================       ================       ================       ================

LOSS PER COMMON SHARE                          $(.03)                 $(.05)                 $(.05)                 $(.51)
                                    ================       ================       ================       ================

WEIGHTED AVERAGE NUMBER OF SHARES          9,962,105              5,296,721              9,962,105              5,296,721
 OUTSTANDING
                                    ================       ================       ================       ================


          See accompanying notes to consolidated financial statements.

                           JANEX INTERNATIONAL, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                            Nine months ended September 30,
                                                                         ------------------------------------
                                                                             1998                  1997
                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                 $(464,869)            $(2,676,804)
 Adjustments to reconcile net loss to net cash provided by
   (used in) operating activities:
    Provision for losses on accounts receivable, net                         (6,939)                  1,294
    Amortization                                                            112,032                       -
    Depreciation                                                            144,477               2,129,065
    Imputed interest                                                         60,819                 228,796
    Changes in operating assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                                 (179,011)                (52,497)
       Inventories                                                         (301,171)                374,722
       Prepaid royalty                                                       (9,792)                 32,152
       Other current assets                                                    (214)                 43,432
       Other assets                                                           2,801                   9,137
      Increase (decrease) in:
       Accounts payable                                                     365,990                 513,122
       Accrued expenses                                                     188,924                 120,319
       Income tax payable                                                         -                  (1,890)
                                                                        ------------           ------------
Net cash provided by (used in) operating activities                         (86,953)                251,848
                                                                        ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                                        (81,575)               (119,650)
 Additions to product development costs                                     (92,990)               (148,683)
 Reduction of certificate of deposit                                              -                 400,000
                                                                        ------------           ------------
Net cash provided by (used in) investing activities                        (174,565)                131,667
                                                                        ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from (repayments of) loan payable - bank                          247,000                (400,000)
 Proceeds from loan payable - shareholder                                         -                 115,000
 Repayment of note payable - agent                                          (74,939)                (43,516)
 Proceeds from issuance of common stock                                     250,000                 300,000
 Repayment of note payable                                                 (219,189)               (265,909)
                                                                        ------------           ------------
Net cash provided by (used in) financing activities                         202,872                (294,425)
                                                                        ------------           ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (58,646)                 89,090
CASH AND CASH EQUIVALENTS, AT BEGINNING OF PERIOD                           164,672                 186,616
                                                                        ------------           ------------
CASH AND CASH EQUIVALENTS, AT END OF PERIOD                               $ 106,026             $   275,706
                                                                        ===========            ============

          See accompanying notes to consolidated financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

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

BUSINESS

The Company's business is conducted primarily through its subsidiaries, Janex, Pro Gains, Malibu and MFSI. The Company's business consists mainly of developing, manufacturing (through subcontractors), marketing and selling toys and functional children's products ("Children's Products"). These products include 1) coin and gumball banks, flashlights, battery operated toothbrushes and clocks marketed under the brand name "Janex" and 2) plush, pool toys and video sets marketed under the brand name "Malibu Fun Stuffed!," all of which retail for prices between $3 and $40. The Children's Products are manufactured to the Company's specifications, by manufacturers based in Macao, China and the United States and are sold nationwide to mass merchant retailers, toy specialty stores, department stores and gift shops, through a network of independent sales representative firms.

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at September 30, 1998, the results of operations for the nine months ended September 30, 1998 and 1997, and the changes in cash flows for the nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1997 is derived from the Company's audited financial statements. The accompanying consolidated financial statements include the operations of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)


SEASONALITY

Because of the seasonality of the Company' business, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1998.

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


NOTE 2 - GOING CONCERN

The Company has suffered recurring losses from operations and had net loss of $464,869 for the nine months ended September 30, 1998. The Company's net working capital deficit increased by $69,305 from $1,782,770 at December 31, 1997 to $1,852,075 at September 30, 1998. These conditions still raise substantial doubt about the Company's ability to continue as a going concern.


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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)

damage to the Company in the sum of $241,120.85, plus other damages to be proved at trial. The Company requested that both of Actional's cases be consolidated and the Court entered an order to that effect.

Both of these cases have been settled for a total payment of $48,732.


NOTE 4 - INVENTORIES

Inventories are value at the lower of cost or market and consist of the following at September 30, 1998 and December 31, 1997:

                      September 30,  December 31,
                          1998           1997
                      -------------  ------------

   Finished goods          $409,298      $ 37,743
   Work-in-process           64,980       135,364
                           --------      --------
                           $474,278      $173,107
                           ========      ========

NOTE 5 - LOAN PAYABLE - BANK

The Company had a $1,000,000 line of credit with a bank with interest at 9.50%, pursuant to a loan agreement, which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit) and the bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit) and in conjunction therewith, the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit.

On January 3, 1998, the Company and the bank agreed to close the certificate of deposit and not renew the line of credit. On the same date the Company opened a certificate of deposit with a new bank, which in addition, agreed to utilize the certificate of deposit as collateral to issue $100,000 as standby letters of credit.

The Company has a new $400,000 line of credit with a bank at the bank's prime rate plus 0.25%, pursuant to a loan agreement, which expires July 1, 1999. The line of credit is secured by a $300,000 certificate of deposit purchased from the bank by the major stockholders, and a first priority security interest in all of the assets of the Company. All outstanding balances on the line are due by July 1, 1999. As of September 30, 1998 the outstanding balance of the line of credit is $247,000.

The Company, through a Hong Kong bank, has a line of credit for the Company's subsidiary, Pro Gains,

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)

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

NOTE 6 - LOANS PAYABLE - AGENT

Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of September 30, 1998 and December 31, 1997, the Company had borrowed $174,174 and $249,113, respectively, under this credit facility.

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

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of September 30, 1998 and December 31, 1997, the Company had no borrowing under this credit facility.


NOTE 7 - NOTES PAYABLE - STOCKHOLDERS

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vested in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. As of September 30, 1998 and December 31, 1997, the Company had borrowed $615,000, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent (see Note 6).

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)

Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totaling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vested in six-month increments over the term of the loan. On August 4, 1997, the shareholders agreed to further extend the due date of the notes to February 1, 1999. The outstanding loan balance as of September 30, 1998 and December 31, 1997, was $500,000.

The Company charged to operations $60,819 and $228,796 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the nine months ended September 30, 1998 and 1997, respectively.

In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of September 30, 1998 and December 31, 1997 was $115,000.


NOTE 8 - NOTE PAYABLE

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at September 30, 1998 and December 31, 1997 was $ 0 and $219,189, respectively.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                 NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (CONTINUED)


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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CONSOLIDATED RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997:

Net Sales
---------

For the nine months ended September 30, 1998, net sales decreased by $1,801,548 or 38%, to $2,979,639, as compared to net sales of $4,781,187 for the nine months ended September 30, 1997. The decrease in net sales is a direct result of a decrease of sales incorporating licensed products. For the nine months ended September 30, 1998, these sales were only 43% of total sales, as compared to 47% for the comparable period in 1997. The decrease of sales was only slightly offset by the increase of sales of the Wet Pet Product line, which made up the substantial portion of 1998 sales (57%) as compared to 1997 sales (53%).

At September 30, 1998, the Company had a backlog of unfilled orders of approximately $350,000 comparable with its order backlog of approximately $1,000,000 at September 30, 1997. Although orders are booked throughout the fiscal year, historically as much as 50% of the Company's business is booked during the second fiscal quarter. Although the Company has noted a general decrease in order flow in 1998, as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1998.

Gross Profit
------------

For the nine months ended September 30, 1998, gross profit was $1,359,934 or 45.6% of net sales, as compared to $1,940,436 or 40.6% of net sales for the nine months ended September 30, 1997. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The increase in gross margin in 1998, as compared to 1997, was primarily the result of an increase in the sales of the Wet Pet product line, which have a higher gross margin than that of sales incorporating licensed products.

Selling, General and Administrative Expenses
--------------------------------------------

For the nine months ended September 30, 1998, selling, general and administrative expenses decreased by $683,629 or 39.3%, to $1,051,891 or 35.3% of net sales, as compared to $1,735,520 or 36.3% of net sales for the nine months ended September 30, 1997. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in selling, general and administrative expenses is a direct result of management's continuing effort to reduce fixed overhead costs.

Royalty Expense
---------------

For the nine months ended September 30, 1998, royalty expense was $344,350 or 11.6% of net sales, as compared to $559,613 or 11.7% of net sales for the nine months ended September 30, 1997. The decrease of royalty expense in 1998, as compared to 1997 was as a result of a significant shift in the sales mix to a higher proportion of non-royalty sales, which include the Wet Pet line.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


Depreciation and Amortization
-----------------------------

For the nine months ended September 30, 1998, depreciation and amortization was $256,509 or 8.6% of net sales, as compared to $1,976,125 or 41.3% of net sales for the nine months ended September 30, 1997. The decrease of depreciation and amortization in 1998 as compared to 1997 was the direct result of a one time charge of $1,643,385 to write off certain intangible assets, during the nine months ended September 30, 1997.

Net Loss
--------

The reasons for the decrease in net loss in 1998 as compared to 1997 are summarized above. For the nine months ended September 30, 1998, net loss was $464,869 or $.05 per share, as compared to a net loss of $2,676,804 or $.51 per share, for the nine months ended September 30, 1997.

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

As of the third quarter of 1998, the Company in the beginning phase of the compliance work and has determined that the estimated cost of remediation will be approximately $5,000 - $7,500 to cover expenses to replace problem systems and equipment.

CONSOLIDATED FINANCIAL CONDITION - SEPTEMBER 30, 1998:

Liquidity and Capital Resources
-------------------------------

The Company's cash balance decreased by $58,646 to $106,026 at September 30, 1998, as compared to $164,672 at December 31, 1997. The Company's net working capital decreased by $69,305 from working capital deficit of $1,782,770 at December 31, 1997 to a working capital deficit of $1,852,075 at September 30, 1998 and the Company's current ratio increased to 0.39:1 at September 30, 1998, as compared to 0.29:1 at December 31, 1997. For the nine months ended September 30, 1998, the Company's operations utilized cash resources of $86,953, as compared to providing cash resources of $251,848 for the nine months ended September 30, 1997, primarily as a result of a decrease in other assets, an increase in accounts receivable, inventories, prepaid royalties, accounts payable and accrued expenses during the nine months ended September 30, 1998.

During the nine months ended September 30, 1998, as part of the Company's continuing program of capital investment in new products and licenses, the Company incurred additions to property and equipment,

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


reflecting tooling and molds related to new licenses, of $81,575 and additions to product development costs of $92,990.

The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be sufficient to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1998. Accordingly, the Company must obtain additional financing in order to maintain its current level of operations. If financing is not obtained in the immediate future, then the Company will have no choice but to substantially reduce operations to a level consistent with available working capital. The Company is actively seeking additional sources of financing, including but not limited to a merger with, or acquisition by, another company. There can be no assurances that any such additional financing will be available on a timely basis and/or under acceptable terms. If such financing does not materialize the Company will be forced to cease operations. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital.

The Company had a $1,000,000 line of credit with a bank with interest at 9.5%, pursuant to a loan agreement, which expired on May 3, 1996. The line of credit was secured by a $500,000 certificate of deposit purchased from the bank and a first priority security interest in all of the assets of the Company. On March 20, 1996, the Company and the bank agreed to reduce the amount available under the line of credit to $500,000 (including the ability of the Company to utilize the line of credit to issue up to $100,000 of stand-by letters of credit) and he bank waived certain covenant violations under the original loan agreement. On May 27, 1997, the Company and the bank further agreed to reduce the line of credit to $100,000 (including the ability of the Company to utilize the line of credit to issue $100,000 of stand-by letters of credit) and in conjunction therewith, the $400,000 outstanding balance of the line of credit was repaid in full by reducing the balance of the certificate of deposit.

On January 3, 1998, the Company and the bank agreed to close the certificate of deposit and not renew the line of credit. On the same date the Company opened a certificate of deposit with a new bank, which in addition, agreed to utilize the certificate of deposit as collateral to issue $100,000 as standby letters of credit.

The Company has a new $400,000 line of credit with a bank at the bank?s prime rate plus 0.25%, pursuant to a loan agreement, which expires July 1, 1999. The line of credit is secured by a $300,000 certificate of deposit purchased from the bank by the major stockholders, and a first priority security interest in all of the assets of the Company. All outstanding balances on the line are due by July 1, 1999. As of September 30, 1998 the outstanding balance of the line of credit is $247,000.

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

Effective as of April 19, 1996, pursuant to a Revolving Credit Agreement (the "Agreement") with an individual lender (who is also a significant shareholder of the Company) (the "Lender") that expires on October 19, 1999, Janex Corporation arranged to borrow up to $900,000, with interest at 9.5% payable

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of Janex International, Inc. As additional consideration, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock (restricted), with certain "piggy-back" registration rights, exercisable at a price of $1.45 per share through April 19, 2000. The warrants vested in equal increments of 180,000 on the first day of consecutive six-month periods commencing April 19, 1996. As of September 30, 1998 and December 31, 1997, the Company had borrowed $615,000, pursuant to this Agreement. In addition, the Company has used an additional $150,000 as security to issue stand-by letters of credit in connection with the loan payable to the Company's Hong Kong agent.

Under the terms of the stock purchase agreement for the acquisition of Janex, the Company issued two promissory notes to two stockholders totaling $1,000,000, payable in semi-annual installments over a three-year period (at December 31, 1995, the amount payable was $458,760, representing the present value of the future payments under the obligation discount at 9%, not including imputed interest accrued but not paid). The first three payments of $166,667 each under the $1,000,000 note were made on June 30, 1994, December 31, 1994, and June 30, 1995. On December 29, 1995, the holders of the $1,000,000 of notes agreed to a deferral of the payment due on December 31, 1995, to June 30, 1996. As a condition of the deferral, the Company agreed to pay the note holders interest on the deferred payments at the rate of 9% per annum from December 31, 1995 to the date of payment. On June 28, 1996, the note holders agreed to further extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5% per annum, retroactive to January 1, 1996. Quarterly interest payments commenced on September 1, 1996. Further, in connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's Common Stock (restricted), exercisable at a price of $1.45 per share through June 28, 2000, with certain "piggy-back" registration rights. The warrants vested in six-month increments over the term of the loan. On August 4, 1997, the stockholders agreed to further extend the due date of the notes to February 1, 1999. The outstanding loan balance as of September 30, 1998 and December 31, 1997, was $500,000.

The Company charged to operations $60,819 and $228,796 of imputed interest expense from the issuance of stock purchase warrants noted in the above two paragraphs in the nine months ended September 30, 1998 and 1997, respectively.

In addition, as part of the June 28, 1996 Agreement with the stockholders, the payment of commissions owing one of the stockholders was extended to February 1, 1998. Furthermore, the unpaid commission balance bears interest at 9.5% per annum beginning January 1, 1996, until paid with interest paid quarterly beginning September 1, 1996. The outstanding commission loan balance as of September 30, 1998 and December 31, 1997 was $115,000.

On December 22, 1995, the Company borrowed $500,000 in a private unsecured loan transaction. Under the terms of the loan agreement, payments are to be made on a periodic basis based upon the level of certain sales. The loan accrues interest monthly on the unpaid portion at the rate of two percent (2%) above the prime rate.

In addition, an agreement was reached whereby an additional $340,000 was added to the outstanding balance as of December 31, 1996. The balance of this note payable at September 30, 1998 and December 31, 1997 was $ 0 and $219,189, respectively.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


Pursuant to an agency agreement dated October 23, 1995, the Company, through its Hong Kong subsidiaries, Pro Gains and MFSI, may borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs, provided that the Company issues to the agent an irrevocable stand-by letter of credit for $150,000. The loan is to be repaid from collections of certain customer invoices at the rate of 5% of the invoice amount, with interest at 2% above the Hong Kong prime rate, and any balance remaining unpaid at December 31, 1997 will be due and payable on December 15, 1998. The Agent will retain ownership of all tooling paid for with the credit facility until the credit facility is repaid. The credit facility is available in each year that the agency agreement is in effect, which was for an initial term of two years. In March 1996, the Company opened the stand-by letter of credit to the Agent. As of September 30, 1998 and December 31, 1997, the Company had borrowed $174,174 and $249,113, respectively, under this credit facility.

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

In November 1996, the Company opened the stand-by letter of credit to the Agent. As of September 30, 1998 and December 31, 1997, the Company had no borrowing under this credit facility.

Forward Looking Statements
--------------------------

Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The forward-looking statements include statements regarding management?s anticipation of the Company?s year 2000 compliance efforts and the Company?s future liquidity. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties, and on assumptions that involve judgements with respect to, among other things, future economic, competitive and market conditions, future credit availability, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements, many of which are beyond the control of the Company, are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking information will be realized. Important factors which may cause actual results to differ materially from those contemplated or implied by such forward-looking statements are discussed in more detail in the Company?s Form 10-KSB filed April 15, 1998. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


PART II - OTHER INFORMATION

ITEM 5    OTHER INFORMATION

Three of the Company?s major shareholders have entered into a definitive stock purchase and sale agreement with Futech Interactive Products, Inc. (?Futech?) of Phoenix, Arizona. Pursuant to the agreement, the three shareholders of the Company will sell all of their stock of the Company, constituting approximately 52% of the issued and outstanding common stock of the Company, to Futech for a combination of Futech preferred stock and promissory notes, and the assumption by Futech of certain liabilities. As part of this transaction, Futech is also purchasing certain receivables owing from the Company to the three shareholders. After the closing of the transaction, it is expected that Futech will exchange the receivables purchased for common and preferred stock of the Company. After the closing, it is also expected that Futech nominees will take control of the Company?s board of directors. The closing of the transaction is subject to certain terms and conditions.

The closing is expected to occur by November 30, 1998.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

          27 Financial Data Schedule (electronic filing only)

     (b)  Reports on Form 8-K -

          Three months ended September 30, 1998: Under Item 5.
          Other events: None

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



                                       JANEX INTERNATIONAL, INC.
                                       -------------------------
                                       Registrant


Date: November 16, 1998             By:     /s/ Leslie Friedland
                                        ------------------------
                                       Leslie Friedland
                                       President
                                       Chief Executive Officer



                                    By:     /s/ Michael Handelman
                                        -------------------------
                                       Michael Handelman
                                       Chief Financial Officer