Form 10KSB
period 1998-12-31
JANEX INTERNATIONAL INC
filed 1999-05-06
CIK 800454

U. S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

    OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
          For the transition period from _______________ to ______________

Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)


            COLORADO                                       84-1034251
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


     2999 N. 44Th Street, Suite 225                        85018-7247
           Phoenix, Arizona                                (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (602) 808-8765

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's net revenue for its most recent fiscal year was $3,117,599.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 1, 1999 was $1,265,695.

Number of registrant's shares of Common Stock outstanding as of April 1, 1999 was 18,098,750.

Documents incorporated by reference:  None

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL; RECENT DEVELOPMENTS

     Janex International, Inc., formerly known as With Design in Mind International, Inc., was incorporated in Colorado in 1986. Its direct or indirect wholly-owned subsidiaries include: With Design in Mind, a California corporation ("WDIM"); Janex Corporation, a New Jersey corporation ("Janex"); and Malibu Fun Stuffed, Inc., a California corporation ("Malibu"); Pro Gains Company Limited, a Hong Kong corporation ("Pro Gains"); and Malibu Fun Stuffed International Limited, a Hong Kong corporation ("MFSI"). As used herein, the term "the Company" refers to Janex International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise. The Company's principal place of business is located at 2999 N. 44th Street, Suite 225, Phoenix, Arizona 85018-7247. The Company's telephone number is (602) 808-8765.

     The business of Janex and ProGains (collectively referred to as the "Janex Division") focuses on the manufacturing and marketing of children's toys, coin and gumball banks, flashlights and battery operated toothbrushes marketed under the brand name Janex. Janex incorporates licensed characters into most of its products, and sells its products to United States mass merchant retailers, toy specialty stores and department stores. Sales and manufacturing were historically facilitated through Janex's sister company in Hong Kong, Pro Gains.

     Malibu and MFSI (collectively referred to as the "Malibu Division") operate in tandem similar to Janex and Pro Gains. Together they develop, manufacture and market toys and novelty gift items, selling to mass merchant retailers, chains stores, and specialty stores primarily in the United States.

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

     On December 11, 1998, three of the Company's major stockholders had completed the sale of their stock under a stock purchase and sale agreement with Futech Interactive Products, Inc., a Phoenix, Arizona-based company. Pursuant to the agreement, the shareholders sold all 5,219,046 shares of the common stock of Janex stock owned by them, constituting approximately 52% of the issued and outstanding common stock of Janex, to Futech for a combination of 3,750,000 shares of Futech's Series A Preferred Stock and $750,000 in promissory notes, and the assumption by Futech of certain liabilities. As part of the transaction, Futech also purchased certain receivables owed by Janex to these shareholders. In connection with the closing of the transaction, Futech exchanged these receivables for 8,011,645 shares of common stock and 5,000,000 shares of preferred stock of the Company. As a result, Futech is the owner of an aggregate of approximately 73% of the issued and outstanding common stock and all of the preferred stock of the Company, together aggregating approximately 79% of the issued and outstanding capital stock of the Company.

     Also in connection with the closing of the transaction, Alex Hughes, Jr. resigned from the Board of Directors of the Company, and Futech nominees Vincent
W. Goett, Frederick B. Gretsch, Sr. and Charles M. Foley were appointed to the Board of Directors. In addition, Vincent W. Goett became the President, Chief Executive Officer and Chairman of the Board of the Company, Joseph K. Petter became the Chief Operating Officer, and Frederick B. Gretsch, Sr. became the Chief Financial Officer, Treasurer and Secretary.

     Futech has provided administrative and other services to the Company, and has made loans and advances to the Company as needed.

     Futech is negotiating terms for a series of related transactions which would involve the merger of Futech, Janex and three other companies into a newly-formed Delaware corporation. As a result of these transactions, the shareholders of the companies involved would receive common stock of this newly-formed Delaware corporation, which would be registered with the Securities and Exchange Commission and possibly listed on the Nasdaq Small Cap Market.

BUSINESS

PRODUCTS

     The Company's products are either created by the Company or licensed from independent inventors. Royalties are payable by the Company with respect to products manufactured from designs or technologies licensed by the Company from inventors or other third parties.

     JANEX PRODUCTS. Most of the Janex Products incorporate licensed fantasy characters. Presently, Janex has licenses to utilize one or more trademarks and/or copyrights owned or controlled by The Walt Disney Company, Saban Merchandising, New Line Productions, Inc., MCA/Universal Merchandising, Inc., Children's Television Workshop, World Championship Wrestling, The Lyons Group, Lionel LLC, Warner Bros. Corporation and Turner Home Entertainment, Inc. Although the basic underlying product may stay the same, generally the product is tailored to match the licensed character which is incorporated into it.

     Janex Products are targeted for sale by mass merchant retailers at prices ranging from $3 to $30. Generally, the commercial life expectancy of any given Janex Product is virtually unlimited in its generic state (i.e., without a licensed character). However, the commercial life span of any particular version of one of the Janex Products is directly tied to the length of the license agreement for the fantasy character incorporated into that product, and the popularity of that fantasy character with consumers. Since most of the Janex license agreements are written for a term of two years, and given that the popularity of most fantasy characters is short lived, the Company estimates that the useful life of any given version of a Janex Product will be no more than two years. Although the Company intends to continue to market some version of every one of the Janex Products it now sells for at least the next two years, the Company nevertheless is actively developing new products which could incorporate fantasy characters.

     The Janex Product line currently includes the following: battery operated Power Toothbrush and Stand, battery operated Power Toothbrush (without stand), battery operated Power Flashlight, Action/Talking Alarm Clock, Role Play Gear, Deluxe Doll Carrier, Deluxe Doll Diaper Bag, Budget Doll Bedding Assortment, Doll Comforter and Pillow Set and Lil' Miss Executive Play Set.

     MALIBU PRODUCTS. The Malibu Products do not normally incorporate licensed fantasy characters. As a result, this product line is not limited by licensor approval of the products it develops and sells. Malibu Products are targeted for sale by mass merchant retailers, specialty retailers and gift stores at prices ranging from $3 to $40. The commercial life span of the Malibu Products could be long-lived, as is the case with many toys that are not tied into a fashion or fad, but the Company expects the life span of a Malibu Product to be five years or less. Consequently, the Company is constantly seeking new product concepts for the Malibu Product line, and further, is continually redesigning and repackaging existing products to improve consumer appeal.

     Malibu Products include the following: Wee Wet Pets, Wet Pet Babies, Water Wings, Water Rings, Bath Tub Basketball, Tub-A-Ducks, Wee Boats, Train Adventure Video Set and Mr. Baby Proofer.

     The Company intends to add several new products in 1999, subject to the availability of working capital. See "Management's Discussion and Analysis or Plan of Operations--Liquidity and Capital Resources." The concentration of new product introductions will be on products of similar characteristics to those already in the Company's product lines, i.e., similar retail price levels, the capability of incorporating a fanciful licensed character (for Janex Products), similar target age groups, functional or toys, suitable for manufacture through existing or similar factories, and suitable for distribution through existing distribution channels.

MARKETING, DISTRIBUTION AND CUSTOMERS

     The Company sells its products nationwide to retailers primarily through a network of independent sales representative firms. One of those independent sales representative firms is owned by the Company's former President and current director. That firm represents the Company's products to one of its largest customers. See "Certain Relationships and Related Transactions." The Company's products are displayed at two major consumer product shows in January and February of each year, and at a number of smaller specialty market shows throughout the year. Marketing activities for the Company's product lines primarily target mass merchant retailers in the United States and Canada, as well as smaller regional merchants, drug chains, department stores and gift stores. In 1998, two mass merchant retailers represented more than half of the Company's revenues.

     JANEX PRODUCTS. The product marketing strategy for the Janex Product line is to market the line as a selection of products for children that are primarily functional in nature and will provide a benefit to both the parent and child, and may in certain circumstances be used as toys. Janex Products incorporate licensed characters where possible, are marketed under one brand name, Janex, and are sold at retail prices ranging from $3 and $30. The brand name provides an umbrella for all products which helps both the sell-in of the product line to retailers, and the sell-through to customers.

     The primary target audience for the product line is mothers of boys and girls between the ages of three and ten. Janex Products are designed to be functional fun products which would help a parent "manage" their children and at the same time make routine activities and chores fun and/or easier for the child to do.

     MALIBU PRODUCTS. The product marketing strategy for the Malibu Product line is to market a line of reasonably priced toys and novelty gift items for which a demand exists, and that are different from other products on the market, either through unique product design or innovative packaging. The Malibu line will include in its product line almost any product, if the Company believes the product can make a material contribution to corporate profitability. Because the Company does not have the financial strength to support Malibu Products with television advertising, the product design and unique packaging need to capture the attention of consumers at the shelf level. Further, if profitable, Malibu Products will be customized, either in design or in packaging, to meet the needs of specific customers.

     The Company historically offered to customers two primary methods of purchasing product: on customary industry credit terms, FOB the Company's primary warehouse facility in Baltimore, Maryland; or on a letter of credit basis, through the Hong Kong subsidiaries Pro Gains and MFSI, FOB Hong Kong. Under these terms, title to the goods passes to the buyer at the point of origin, and in most cases the buyer is responsible for the costs of transportation.

     Prior to 1998, domestic inventories were kept in a third party contract warehouse facility located in Baltimore, Maryland owned by the father of the Company's former President and current director. See "Certain Relationships and Related Transactions." Orders from domestic customers are processed by the Company. Shipping documents are forwarded to the Baltimore warehouse, which fills the orders and ensures shipment of product to customers in accordance with customer specified shipping instructions. The warehouse confirms shipment to the customer, and the Company then invoices the customer.

     Letter of credit orders are processed through the Company's Hong Kong subsidiaries. The Company has no employees in Hong Kong, but instead has entered into a service agreement with a Hong Kong based services company (also referred to in the industry as an agent) that provides the personnel and facilities to accomplish accepting orders primarily from United States and Canadian based retailers, arranging for the manufacture of products to fill those orders, delivering the products to the customers or the customers' representatives in Hong Kong, and then processing the necessary documentation to negotiate payment for the goods by way of letters of credit or, in some instances, by direct wire transfer from the customer.

     Although Janex maintained a domestic warehouse in Baltimore, Maryland, and shipped to customers FOB Baltimore, this business activity ceased in 1997 because it required continued investment in inventory and accounts receivable. Management believes that shipping to customers on normal credit terms from domestic inventories provides access to a base of customers that do not purchase on a letter of credit basis. This group of customers may include smaller retailers that do not purchase enough product to make letter of credit purchasing advantageous, and certain larger multi-location retailers that rely on their suppliers to provide inventory and logistics services along with product.

     In order to facilitate shipping to their customers, the Company entered into an agreement with Advantage Merchandise, a warehouse in San Diego, California. Advantage Merchandise purchased directly from the Company, on a letter of credit basis, enough inventory to fulfill orders sold by the Company, through its network of sales representative firms. Advantage Merchandise then processed these orders, delivering the product to the customer and then processing the collection of the accounts receivable.

     As of December 31, 1998, the agreement with Advantage Merchandise expired and the Company entered into a non-exclusive verbal distribution agreement with Fundex Games, Ltd. on terms and service similar to the Advantage Merchandise agreement, without commission mark up.

MANUFACTURING

     Most of the Company's products are manufactured to the Company's specifications by manufacturers based in Macau and China. The Company believes that teaming contract manufacturers with Company representatives yields cost savings, maximizes the design resources of the Company and shortens the new product introduction cycle. During the design stage, Company representatives work closely with employees of the manufacturers, and also travel to the manufacturers' facilities, in order to accomplish the Company's design goals. Company employees also travel to the manufacturing facilities for the purpose of inspecting the manufacturing process and verifying the effectiveness of quality control and assurance programs.

     Pro Gains or MFSI, through its agent, initiates all orders for product with the manufacturer, and pays the manufacturer, subsequent to the delivery of the product in accordance with payment terms agreed to between the Company and the manufacturer. All products manufactured in Asia are manufactured specifically for a customer order.

PRODUCT DESIGN AND SELECTION

     New products are initially selected based upon what management believes, will be successful. However, in order to reduce the expense of producing a product that may not sell, the Company may utilize the services of professional market research companies to perform product testings and to determine product viability. In the product selection and design process input is also solicited from buyers at certain retailers, and from sales representatives. Feedback from these market research resources is also used in the development of product packaging and in the establishment of product price levels. In addition, for the Janex Products, since most incorporate licensed characters, the licensor's input into product and packaging design is always solicited, and in some cases may even be required by the terms and conditions of the license agreement.

     While the Company has been the sole originator of several of its products, it actively seeks innovative and unusual product concepts from third parties. If and when the Company determines that it is willing to license a product, it seeks to obtain the exclusive marketing and manufacturing rights.

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

COMPETITION

     The market for both toys and functional children's products is served by manufacturers, both foreign and domestic, many of whom have greater financial resources and have greater name and product recognition than the Company. Many products are available over a broad price range, and the market is competitive, includes numerous small manufacturers, and is dominated by three industry giants. The Company classifies the competition for its product lines as follows:
(1) toy and novelty gift manufacturers, (2) functional product manufacturers, and (3) direct functional children's product competitors.

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

     There is considerable competition for the consumer's dollar in the Company's target markets. However, the Company believes that Janex Products are differentiated from those of the competition by relying heavily on the use of licensed characters. Malibu Products are differentiated from those of the competition by relying on unique product designs and unique packaging. Although the Company attempts to protect its products with patents and/or trademarks when available, successful products in any product classification are always susceptible to imitation or "knock-off." The Company seeks to maintain a competitive advantage by continuing to introduce new products and/or product enhancements over time, by producing high quality products, and by pursuing licenses for a broad range of children's characters.

     For the Janex Products, competition between companies for licenses is intense. Most license agreements are non-exclusive and limited in duration. Within the industry, two years is the standard term for most license agreements. When licenses become available, or when they are up for renewal, the licensor may give the license to the company which is willing to offer the highest royalty rate, advance royalty amount, or royalty guarantee. The Company ranks as a very small player in the industry, and is extremely vulnerable in the competition for licenses, should financial strength become a primary decision making criterion of the licensor.

     The Company believes its relationship with its major licensors to be good, and believes that it will continue to be able to obtain from its existing licensors, and new licensors, the necessary licenses to maintain a competitive advantage in the marketplace. However, there is no guarantee that the Company will be able to obtain the licenses necessary to maintain a competitive advantage, and failure to obtain those licenses would adversely effect the sales of Janex Products.

     Since the Janex Division relies upon licensed characters as the primary method of differentiating its products from those of other companies, revenues tend to be a function of the general popularity of the characters licensed by the Company. Thus, the strength or weakness of the licenses held by the Company can be expected to a have a major influence on revenues and profitability, and over time the Company expects to experience both significant upward and downward fluctuations in sales. These upward and downward swings in revenue associated with "fad" or "hit" licenses that generate tremendous sales volumes for short periods make the business of selling products that incorporate licensed fantasy characters extremely volatile, in comparison to businesses that do not sell products that incorporate licensed fantasy characters, and that do not sell products that are considered fads.

     The volatility of revenues and profits created as a result of the significant reliance on licensed characters by Janex Products has over time, been reduced as Malibu Products increasingly contribute to the operations of the Company.

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

     The Company has entered into a number of license agreements for the use of licensed fantasy characters on its products. These licenses typically run for two years and all have guaranteed royalties. The following is a partial list of the current licensors to the Company and the characters licensed:

     -    The Walt Disney Company for Hercules

     -    Warner Bros. Corporation for Looney Tunes

     -    Children's Television Workshop for Sesame Street

     -    Lionel LLC for Lionel Trains

     -    New Line Cinema Productions, Inc. for Lost in Space

     -    Turner Home Entertainment, Inc. for Jonny Quest

     -    MCA/Universal Merchandising, Inc. for Lost World

     - Leisure Concepts for World Championship Wrestling, Inc. for WCW characters

     -    The Lyons Group for Barney

     -    Saban Merchandising, Inc. for Power Rangers in Space

     In addition, the Company has entered into a number of license agreements for the use of product designs and for the rights to use certain trademarks. These license agreements typically run two to five years. The respective licensors in each instance have registered, own and/or control the trademark, registered trademarks and/or copyright rights to the characters licensed and the characters, likenesses thereof, names, pictures, drawings and any other associations with those characters are used by the Company strictly under license from the respective licensor.

BACKLOG

     Shipment of the Company's products is anticipated to peak during the summer months and, consequently it is expected that the Company's backlog will be at a maximum during June, July and August. If items are not in stock, delivery typically takes between one and three months. When items are in stock, items are normally shipped on the date upon which the customer has requested shipment.

     At December 31, 1998, the backlog of orders was approximately $.25 million and at December 31, 1997, the backlog of orders was approximately $1.0 million.

GOVERNMENT REGULATIONS

     The Company is subject to the provision of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous products. The CPSC has the authority to exclude from the market articles which are found to be hazardous and can require a manufacturer to repurchase such products under certain circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations through a program of quality inspections and product testing. The Company maintains product liability insurance in the amount of $1,000,000.

EMPLOYEES

     As of April 1, 1998, the Company had two full-time employees. The full-time employees were engaged as follows: one in accounting and one in marketing and product development. The Company has never experienced a work stoppage and the Company believes that relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2. DESCRIPTION OF PROPERTY.

     As of December 11, 1998, the Company moved its headquarters to Phoenix, Arizona, and is presently operating in the offices of Futech Interactive Products, Inc. (Futech) its parent corporation.

     The Company entered into a lease, effective April 1, 1994, for 2,202 square feet of office space in a multi-tenant high rise building located at 21700 Oxnard Street, Woodland Hills, California (the "Office"). The Company and the Landlord amended the lease, effective January 1, 1996, providing the Company with an additional 2,460 square feet of space adjacent to its current offices, and extended the expiration date of the lease to December 31, 2000. The lease allows for its early termination at any time after March 1997, provided that the Company enters into another lease with the landlord in the same complex. Effective April 1, 1997, the Company entered into an agreement to sublease a portion of the facility to a third party for the balance of the lease. Effective May 1, 1998, the Company entered into an agreement to sublease the remaining portion of the facility to a third party for the remaining term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

     There are no pending legal proceedings involving the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1998 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF OUTSTANDING COMMON STOCK

     The Company's Common Stock is traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for each fiscal quarter from January 1, 1997 through December 31, 1998, as reported by the National Association of Securities Dealers. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

     YEAR ENDED DECEMBER 31, 1998                    HIGH            LOW
     ----------------------------                    ----            ---
     First Quarter                                   $ .63          $ .14
     Second Quarter                                  $ .53          $ .17
     Third Quarter                                   $ .23          $ .06
     Fourth Quarter                                  $ .38          $ .13

     YEAR ENDED DECEMBER 31, 1997                    HIGH            LOW
     ----------------------------                    ----            ---
     First Quarter                                   $1.44          $ .56
     Second Quarter                                  $ .72          $ .31
     Third Quarter                                   $ .69          $ .05
     Fourth Quarter                                  $ .55          $ .13

     The closing price of the Company's Common Stock on the OTC Bulletin Board on March 31, 1999 was $0.27 per share. As of March 31, 1999, the Company had approximately 780 shareholders of record.

DIVIDEND POLICY

     The Company has not paid dividends on its Common Stock and does not anticipate paying dividends in the foreseeable future. The Company anticipates that all earnings, if any, in the foreseeable future, will be retained for development of the Company's business.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 1998, the Company issued 1,346,153 shares of its Common Stock at fair market value for a total purchase price of $175,000 in a private placement with two shareholders of the Company.

     In August 1997, the Company issued 2,307,692 shares of its Common Stock at fair market value for a total purchase price of $300,000 in a private placement with two shareholders of the Company.

     In October 1996, the Company issued 150,000 shares of its Common Stock to the former owners of an acquired company in exchange for cancellation of certain earn-out provisions. The Common Stock was valued at $1.00 per share, which was management's estimate of the fair value at that time.

     In June 1996, the Company granted to its President warrants to purchase 282,994 shares of its Common Stock at an exercise price of $1.45 per share and an expiration date of June 2000. They were granted in exchange for the President's agreement to extend the maturity date of a promissory note he held and the Company's payment of commissions to him. The Company and its President agreed to cancel these warrants on December 11, 1998.

     In June 1996, the Company granted to the Executive Vice President of Janex warrants to purchase 167,994 shares of its Common Stock at an exercise price of $1.45 per share and an expiration date of June 2000. They were granted in exchange for the Executive Vice President's agreement to extend the maturity date of a promissory note he held. The Company and its Executive Vice President agreed to cancel these warrants on December 11, 1998.

     In April 1996, the Company granted to Howard Moore, a significant shareholder of the Company, warrants to purchase 900,000 shares of its Common Stock at an exercise price of $1.45 per share and an expiration date of April 19, 2000. They were granted in exchange for Mr. Moore agreeing to enter into a $900,000 Revolving Line of Credit Agreement with the Company. The Company and Mr. Moore agreed to cancel these warrants on December 11, 1998.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The following discussion should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

OVERVIEW

     Incorporated in 1986, the Company currently develops, manufactures and markets a combination of functional children's products, toys and novelty gift items, through its Janex and Malibu lines.

     The Janex line incorporates licensed fantasy characters into most of its functional products such as flashlights, battery powered toothbrushes and alarm clocks, and sells them under the "Janex" brand name to mass merchant retailers, toy specialty stores and department stores in the United States. The Janex products are sold at retail prices ranging from $3 to $30. Royalties are paid to the licensors of the fantasy characters.

     The Malibu line focuses primarily on children's toys and novelty gift items for which a demand exists, and seeks to make them more attractive or fun through a unique design or innovative packaging. The Malibu division products are sold to mass merchant retailers, chain stores and speciality stores and are offered at retail prices ranging from $3 to $40. The Malibu line products do not incorporate licensed characters.

     Historically, the Company's sales were almost evenly divided between the Janex line and the Malibu line. However, the Company's current business strategy is to focus on sales of products in the Malibu line. The Malibu line does not incorporate licensed fantasy characters into its products and therefore does not pay royalties to licensors which are significant and often require guaranteed minimum payments. Sales of products incorporating licensed characters can be volatile, especially given the short-lived popularity of such characters and increasing competition in the children's entertainment and animation industries.

RESULTS OF OPERATIONS OF THE COMPANY

     The following table sets forth, for the periods indicated, the relative percentage that certain income and expense items bear to net sales.

                                     YEAR ENDED     YEAR ENDED     YEAR ENDED
                                    DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                        1996           1997           1998
                                    ------------   ------------   ------------
Net Sales                              100.0%         100.0%         100.0%
Cost of Sales                           61.1           59.9           52.4
Royalties                               14.0           11.6           12.2
                                       -----          -----          -----
                                        24.9           28.5           35.4

Selling, general and
  administrative expenses               49.5           39.5           56.3
Depreciation and amortization           11.0            9.9           12.1
Write-off of goodwill and
  intangible assets                       --           29.3             --
                                       -----          -----          -----
Operating loss                         (35.6)         (50.2)         (33.0)
Other expense                           (4.5)          (6.4)          (8.0)
                                       -----          -----          -----
Loss before taxes                      (40.1)         (56.6)         (41.0)
Income tax expense                      (0.2)          (0.1)          (0.1)
                                       -----          -----          -----
Net loss                               (40.3)         (56.7)         (41.1)
                                       =====          =====          =====

MATERIAL CHANGES IN RESULTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Sales for the year ended December 31, 1998 were $3,117,599, as compared to $5,596,979 for the year ended December 31, 1997, a decrease of $2,479,380 or 44.3%. Management believes the sales decrease resulted from a number of factors. Many of the Company's customers had inventory carry-overs from 1997 and were reluctant to place large orders for shipment for 1998. In addition, approvals on product designs from certain licensors were provided on an untimely basis, delaying manufacturing. And finally, there was a significantly reduced demand for products incorporating a licensed character.

     The net loss for the year ended December 31, 1998 was $1,283,340 or $0.13 per share, compared to a net loss of $3,174,851 or $0.55 per share for the year ended December 31, 1997. However, the significant net loss for 1997 was due in part to the Company's write-off of certain intangible assets, consisting of trademarks, licensing arrangements and goodwill, amounting to $1,643,386. Without these write-offs, the company's net losses for 1997 would have been $1,531,465, or $0.27 per share.

     Sales during the year ended December 31, 1998, were primarily from shipment of products from the Malibu product line. The Wet Pets product line generated sales of $1,798,866 or 57.7% of total sales in 1998. This compares to sales for the year ended December 31, 1997 of $2,817,410 or 50.3% of total sales. Shipment of products incorporating characters licensed from the Walt Disney Company generated sales of $62,243 or 2.0% of total sales, and the shipment of products incorporating characters licensed from Warner Bros. generated sales of $95,366 or 3.1% of total sales. This compares to sales during the year ended December 31, 1997, when licenses from the Walt Disney Company generated sales of $628,184 or 11.2% of total sales, and licenses from Warner Bros. generated $1,361,780 or 24.3% of total sales.

     Royalty expense was $380,969 for the year ended December 31, 1998 or 12.2% of sales, as compared to royalties of $651,422 or 11.6% of sales for the year ended December 31, 1997. The increase in royalties as a percentage of sales is a result of a significant shift in the sales mix to a higher proportion of non-royalty sales (including the Wet Pet products) which resulted in a reduction of royalty expense, which was offset by a charge to operations of $197,880 to meet royalty guarantees made on contracts under which insufficient product sales were generated to meet the minimum guarantees through December 31, 1998.

     Gross profit of $1,103,003 was 35.4% of total sales for the year ended December 31, 1998, as compared to $1,591,443 or 28.5% of sales for the year ended December 31, 1997. Gross profits fell in 1998 because of significantly lower sales but margins improved because sales of lower margin products were more substantially affected. The gross profit for both 1998 and 1997 was negatively affected by the write down of inventories of approximately $299,000 and $50,000 during those years, respectively.

     Selling, general and administrative ("SG&A") expenses were $1,755,882 or 56.3% of sales for the year ended December 31, 1998, as compared to $2,208,106 or 39.5% of sales for the year ended December 31, 1997. SG&A expenses are comprised of fixed overhead costs and variable selling costs. SG&A increased as a percentage of sales due to the significant decrease in sales volume in 1998 over that of 1997, partially offset by a decrease in fixed overhead costs.

     Interest expense for the year ended December 31, 1998 was $260,533 or 8.4% of sales as compared to $389,401 or 7.0% of the sales for the year ended December 31, 1997. The decrease was primarily attributable to the decrease of imputed interest charges on notes payable to related parties. For 1998, the charge was $116,863, as compared to $214,292 for 1997. The decrease was slightly offset by an increase in the use of the Company's credit facilities to finance operations during peak business periods as a result of the overall decrease in sales during the year.

     Depreciation expense for the year ended December 31, 1998 was $376,283 or 12.1% of sales, as compared to $551,951 or 9.9% of sales for the year ended December 31, 1997. Due to historical operating losses and limited working capital, the Company's ability to acquire new fixed assets has decreased. As a result, depreciation expense has declined.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

     Sales for the year ended December 31, 1997 were $5,596,979, as compared to $7,112,921 for the year ended December 31, 1996, a decrease of $1,515,942 or 21.4%. The net loss for the year ended December 31, 1997 was $3,174,851 or $0.55 per share, compared to a net loss of $2,865,439 or $0.56 per share for the year ended December 31, 1996. However, the significant net loss for 1997 was due in part to the Company's write-off of certain intangible assets, consisting of trademarks, licensing arrangements and goodwill, amounting to $1,643,386. Without these write-offs, the company's net losses for 1997 would have been $1,531,465, or $0.27 per share.

     Sales during the year ended December 31, 1997, were primarily from shipment of products from the Malibu product lines. This line of Wet Pets generated sales of $2,817,410 or 50.3% of total sales. Shipment of products incorporating characters licensed from The Walt Disney Company, generated sales of $628,184 or 11.2% of total sales, and the shipment of products incorporating characters licensed from Warner Bros., generated sales of $1,361,780 or 24.3% of total sales. This compares to sales during the year ended December 31, 1996, when licenses from The Walt Disney Company generated sales of $2,735,273 or 38.5% of total sales, and licenses from Warner Bros. generated $2,467,849 or 34.7% of total sales.

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

     Gross profit of $1,591,443 was 28.5% of total sales for the year ended December 31, 1997, as compared to gross profit of $1,762,212 or 24.9% of total sales for the year ended December 31, 1996. The decline in gross profit is the result of significantly lower sales in 1997, offset by better sales of higher margin Malibu Products vis-a-via the Janex Products which incorporate licensed characters. The gross profit was negatively affected by the write down of inventories of approximately $50,000 and $100,000 during the years ended December 31, 1997 and 1996, respectively, and by the sales of product of approximately $78,000 and $92,000, at or below cost, for the years ended December 31, 1997 and 1996, respectively. In addition, gross profit generated on sales of Malibu Products was 35%, well below the target rate set for the Company overall.

     Selling, general and administrative ("SG&A") expenses were $2,208,106 or 39.5% of sales for the year ended December 31, 1997, as compared to $3,509,706 or 49.5% of sales for the year ended December 31, 1996. SG&A expenses are comprised of fixed overhead costs and variable selling expenses. The fixed overhead portion of SG&A for the year ended December 31, 1997 was $1,733,101, $764,109 or 31% less than in 1996. SG&A decreased during 1997 primarily as a result of decreases in payroll costs of $503,647, as well as decreases in travel and accommodation costs, sales and marketing costs, product development costs, communication costs, professional fees and investor relations costs, and financial costs. These decreases were offset by increases in occupancy costs, office expenses and insurance costs.

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

     For the year ended December 31, 1997, interest expense increased by $35,885 to $389,401 or 7.0% of net sales, as compared to $353,516 or 5.0% of net sales for the year ended December 31, 1996.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's business historically tended to generate the greater part of both sales and profits during the Christmas selling season. However, with the significant shift of sales relating to the Wet Pet line, approximately 50% of shipping has taken place between January and March.

LIQUIDITY AND CAPITAL RESOURCES

     The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be sufficient to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1999. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital.

     The Company's ultimate ability to continue as a going concern depends on:
(i) the market acceptance of its products; (ii) its generation of operating profits; (iii) its creation of a sustainable positive cash flow; and (iv) obtaining additional financial resources to provide near term operating cash. Management believes that the financial resources from its majority shareholder, Futech, in addition to sales generated from new product lines that it is developing, will allow the Company to continue in operation for fiscal year 1999.

     The Company had negative cash flow from operating activities of $666,007 for the year ended December 31, 1998, compared to a positive cash flow in 1997 of $323,180, as declining sales have led to lower accounts receivable collections in 1998.

     The Company used $96,031 in investing activities for the year ended December 31, 1998, compared to providing $103,018 in 1997. The increase in cash used in investing activities relates primarily to a slight decrease in expenditures to build tools and molds and to develop new products. During 1998, the Company invested $81,567 in additions to property, plant and equipment, of which all of it was for tooling for new products, and the Company invested $114,464 in product development costs. Additionally, in 1998 the Company redeemed $100,000 of its certificate of deposit. During 1997, the Company made comparable investments of $190,898 in property, plant and equipment, of which approximately $174,499 was for tooling for new products, and the Company invested $106,084 in product development costs. Additionally, the Company redeemed $400,000 of its certificate of deposit.

     The Company generated $659,778 from financing activities during the year ended December 31, 1998, compared to using $448,142 during 1997. The cash generated in financing activities came primarily from an increase in bank debt of $257,000, a decrease in note payable of $219,189, a decrease in loan payable
- agent of $249,113 and offset by proceeds of advances from parent of $621,080 and proceeds of issuance of common stock of $250,000.

     The Company's capital commitments for 1999 include commitments for minimum guaranteed royalties under licensing agreements. The commitments for 1999 and 2000 amount to $268,959 and $35,000, respectively. The Company also maintains a non-cancelable operating lease on its former facility, although it subleases that space for an amount approximating the Company's rent to the landlord. Future minimum payments under this lease are $102,000 per year for each of 1999 and 2000.

     On December 11, 1998, Futech purchased 5,219,046 shares of common stock and $1,480,783 of shareholder loans (including interest of $250,784) to the Company from certain of the Company's majority stockholders. Subsequently, the shareholder loans were converted into 8,011,645 shares of common stock and 5,000,000 shares of preferred stock. After such conversion, Futech owns approximately 79 percent of the Company's outstanding stock.

     Until December 1998, the Company had the ability to borrow up to $900,000 under a Revolving Credit Agreement with a significant shareholder of the Company that expires on October 19, 1999. The Revolving Credit Agreement bears interest at 9.5 percent payable quarterly. The Revolving Credit Agreement is secured by all of the assets of Janex Corporation, and the guarantee of the Company. As additional consideration, on April 19, 1996, the Company granted the lender warrants to purchase up to 900,000 shares of the Company's common stock, exercisable at a price of $1.45 per share through April 19, 2000. The warrants are immediately exercisable. The Company has used $150,000 under the Revolving Credit Agreement as security to issue a stand-by letter of credit in connection with the loan payable to the Company's Hong Kong agent. This agreement ended and all warrants were canceled on December 11, 1998 in connection with Futech's acquisition of all this significant shareholder's Common Stock.

     In connection with the acquisition of Janex Corporation in 1995, the Company issued promissory notes to two stockholders totaling $1,000,000, payable in semi-annual installments over a three-year period. On June 28, 1996, the note holders agreed to extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5 percent per annum, retroactive to January 1, 1996. On August 4, 1997, the note holders agreed to further extend the payment date to February 1, 1999. Quarterly interest payments commenced on September 1, 1996. In connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's common stock, exercisable at a price of $1.45 per share through June 28, 2000. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void. The agreement ended and all warrants were canceled on December 11, 1998 in connection with Futech's acquisition of all these two stockholder's Common Stock.

     The Company charged to operations $116,863 and $214,292 of imputed interest expense from the issuance of stock purchase warrants noted above for the years ended December 31, 1998 and 1997, respectively.

     The Company may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus
0.25 percent (8.0 percent at December 31, 1998). The line is secured by all of the Company's assets and is personally guaranteed by two shareholders. Borrowings under the line are due July 1, 1999. Borrowing capacity of $143,000 is available at December 31, 1998.

     Through 1998, the Company had the ability to borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs. Any loans are to be repaid from collections of certain customer invoices at the rate of 5 percent of the invoice amount, with interest at two percent above the Hong Kong prime rate. All borrowings under this arrangement were repaid in 1998. Any borrowings are secured by certain tooling, as well as an irrevocable stand-by letter of credit for $150,000.

     Pursuant to a supplementary agency agreement, the Company had the ability to borrow an additional $200,000 from its Agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility was to be repaid within 60 days from the date of advance with interest at 2 percent above the Hong Kong prime rate. As of December 31, 1997 and 1998, the Company had no borrowings under this credit facility.

     The Company previously borrowed $340,000 under a private unsecured loan. At December 31, 1997, the balance outstanding against this facility was $219,189, which bore interest at prime plus 2 percent. This loan was repaid in 1998.

INFLATION

     Management believes that inflation has not had a significant impact on the Company's costs and profits during the past two years.

YEAR 2000

     The Year 2000 presents potential concerns for business and consumer computing. The consequences of this issue may include systems failures and business process interruption. The Year 2000 issue affects Janex's internal systems, including information technology (IT) and non-IT systems. Janex is assessing the readiness of its systems for handling the Year 2000. Although the assessment is still underway, management believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues will not be material. Nevertheless, Janex is creating contingency plans for certain internal systems.

     The Company has not instituted any procedures to obtain certification from its major vendors or customers that their systems are Year 2000 compliant. Such a survey would include vendors who provide systems related services, e.g., banking, letter of credit processing, shipping, security, HVAC, etc. along with third-party factories providing toy products. The cost of such a survey, in both time and money, would be substantial. However, the Company does not believe that the failure of any vendor or customer to be Year 2000 compliant will have a material impact on the Company.

ITEM 7. FINANCIAL STATEMENTS.
                                                                           Page
                                                                          Number
                                                                          ------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS                             22

REPORT OF BDO SEIDMAN, LLP, INDEPENDENT AUDITORS                              23

CONSOLIDATED FINANCIAL STATEMENTS:

  Balance Sheets as of December 31, 1997 and  1998                            24

  Statements of Operations for the three years ended
  December 31, 1998                                                           25

  Statements of Shareholders' Equity (Deficit) for the
  three years ended December 31, 1998                                         26

  Statements of Cash Flows for the three years ended
  December 31, 1998                                                           27

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                             28-39

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Janex International, Inc.


     We have audited the accompanying consolidated balance sheet of Janex International, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janex International, Inc. at December 31, 1998 and the consolidated results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company's recurring losses and net capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to those matters are also described in Note 1. The 1998 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             /s/ ERNST & YOUNG LLP

Phoenix, Arizona
April 7, 1999

                Report of BDO Seidman, LLP, Independent Auditors

Board of Directors and Stockholders
Janex International, Inc.
Eatontown, New Jersey

     We have audited the accompanying consolidated balance sheet of Janex International, Inc. as of December 31, 1997, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janex International, Inc. as of December 31, 1997, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, including a net loss of $3,174,851 for the year ended December 31, 1997, and has negative working capital of $1,782,770 and a net stockholders' deficit of $2,049,126 at December 31, 1997. The Company has also been slow and delinquent in paying its accounts payables and other obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There is no assurance that the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                            /s/ BDO Seidman, LLP
                                                                  Woodbridge, NJ
                                                                  March 30, 1998

                   Janex International, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                       1997             1998
                                                   ------------    ------------
ASSETS
Current assets:
  Cash and cash equivalents                        $    164,672    $     62,412
  Certificate of deposit                                100,000              --
  Accounts receivable, less allowance for
    doubtful accounts of $10,439 and $26,000 at
    December 31, 1997 and 1998, respectively            225,826         162,710
  Inventories                                           173,107         131,098
  Prepaid royalties                                      61,626          59,934
  Other current assets                                   19,925          25,257
                                                   ------------    ------------
Total current assets                                    745,156         441,411

Property and equipment, net                             395,165         258,103
Intangible assets, net                                  448,815         405,625
Other assets                                            119,664              --
                                                   ============    ============
Total assets                                       $  1,708,800    $  1,105,139
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Advance from parent                              $         --    $    621,080
  Accounts payable                                      685,725         602,715
  Accrued expenses                                    1,373,899       1,203,277
  Notes payable - other                                 468,302         257,000
                                                   ------------    ------------
Total current liabilities                             2,527,926       2,684,072

Notes payable to related parties                      1,230,000              --
Shareholders' deficit:
  Class A convertible preferred stock,
    no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - none and
      5,000,000 at December 31, 1997 and 1998,
      respectively                                           --         569,022
  Common stock, no par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares - 7,989,028
    and 18,098,750 at December 31, 1997 and 1998,
    respectively                                     11,618,816      12,803,327
  Additional paid-in capital                            554,517         554,517
  Accumulated deficit                               (14,222,459)    (15,505,799)
                                                   ------------    ------------
Total shareholders' deficit                          (2,049,126)     (1,578,933)
                                                   ------------    ------------
Total liabilities and shareholders' deficit        $  1,708,800    $  1,105,139
                                                   ============    ============

See accompanying notes.

                   Janex International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         YEAR ENDED DECEMBER 31,
                                                    1996          1997            1998
                                                -----------    -----------    ------------
Net sales                                       $ 7,112,921    $ 5,596,979    $  3,117,599
Cost of sales                                     4,348,280      3,354,114       1,633,627
Royalty expense                                   1,002,429        651,422         380,969
                                                -----------    -----------    ------------
Gross profit                                      1,762,212      1,591,443       1,103,003

Operating expenses:
  Selling, general and administrative             3,509,706      2,208,106       1,755,882
  Depreciation and amortization                     783,095        551,951         376,283
  Write-off of goodwill and intangible assets            --      1,643,386              --
                                                -----------    -----------    ------------
Loss from operations                             (2,530,589)    (2,812,000)     (1,029,162)
Other income (expense):
  Interest income                                    38,995         21,461           8,833
  Interest expense                                 (353,516)      (389,401)       (260,533)
  Other income (expense)                             (7,844)         8,637           3,268
                                                -----------    -----------    ------------
Net loss before income taxes                     (2,852,954)    (3,171,303)     (1,277,594)
Provision for income taxes                          (12,485)        (3,548)         (5,746)
                                                -----------    -----------    ------------
Net loss                                        $(2,865,439)   $(3,174,851)   $ (1,283,340)
                                                ===========    ===========    ============

Basic and diluted net loss per common share     $     (0.56)   $     (0.55)   $      (0.13)
                                                ===========    ===========    ============

Weighted average number of shares outstanding     5,161,242      5,745,439      10,261,070
                                                ===========    ===========    ============

See accompanying notes.

                   Janex International, Inc. and Subsidiaries

            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                           Class A Convertible                                Total
                                     Common Stock            Preferred Stock     Additional                Shareholders'
                               -----------------------------------------------    Paid-In    Accumulated      Equity
                                 Shares         Amount      Shares      Amount    Capital       Deficit      (Deficit)
                               ----------   -----------   ---------   --------   --------   ------------    -----------
Balance of December 31, 1995    5,046,721   $11,054,816          --   $     --   $     --   $ (8,182,169)   $ 2,872,647

  Issuance of common
    stock warrants due
    to settlement agreement            --            --          --         --     84,125             --         84,125
  Issuance of common
    stock due to exercise
    of warrants                   100,000        64,000          --         --         --             --         64,000
  Issuance of common
    stock in lieu of
    earn-out                      150,000       150,000          --         --         --             --        150,000
     Issuance of common
       stock warrants                  --            --          --         --    470,392             --        470,392
     Net loss                          --            --          --         --         --     (2,865,439)    (2,865,439)
                               ----------   -----------   ---------   --------   --------   ------------    -----------

Balance at December 31, 1996    5,296,721    11,268,816          --         --    554,517    (11,047,608)       775,725

  Issuance of common stock      2,692,307       350,000          --         --         --             --        350,000
    Net loss                           --            --          --         --         --     (3,174,851)    (3,174,851)
                               ----------   -----------   ---------   --------   --------   ------------    -----------

Balance at December 31, 1997    7,989,028    11,618,816          --         --    554,517    (14,222,459)    (2,049,126)

    Sale of common stock        1,923,077       250,000          --         --         --             --        250,000
    Common stock issued
      for services                175,000        22,750          --         --         --             --         22,750
    Stock issued upon
      conversion of notes
      payable                   8,011,645       911,761   5,000,000    569,022         --             --      1,480,783
    Net loss                           --            --          --         --         --     (1,283,340)    (1,283,340)
                               ----------   -----------   ---------   --------   --------   ------------    -----------

Balance at December 31, 1998   18,098,750   $12,803,327   5,000,000   $569,022   $554,517   $(15,505,799)   $(1,578,933)
                               ==========   ===========   =========   ========   ========   ============    ===========

See accompanying notes.

                   Janex International, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED DECEMBER 31,
                                                         1996            1997          1998
                                                      -----------    -----------    -----------
OPERATING ACTIVITIES
Net loss                                              $(2,865,439)   $(3,174,851)   $(1,283,340)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
   Depreciation                                           313,326        272,088        218,659
   Amortization of intangible assets                      469,769      1,921,291        157,624
   Amortization of loan fees                              180,477        214,292        116,863
   Provision (credit) for doubtful accounts                76,787       (192,195)        22,561
   Write-off of inventory                                      --             --        299,000
   Unrealized foreign exchange losses                       7,844             --          3,268
   Issuance of common stock in lieu of earn-out           150,000             --             --
   Issuance of common stock for services                       --             --         22,750
   Issuance of stock warrants                              84,125             --             --
   Changes in operating assets and liabilities:
     Accounts receivable                                  187,721        196,848         40,555
     Inventories                                           35,986        396,530       (256,991)
     Prepaid expenses and other                          (139,011)       289,160         (4,107)
     Accounts payable                                     445,630       (123,583)       (83,010)
     Accrued expenses and other                           339,998        523,600         80,161
                                                      -----------    -----------    -----------
Net cash provided by (used in) operating activities      (712,787)       323,180       (666,007)

INVESTING ACTIVITIES
Purchases of property and equipment                      (430,007)      (190,898)       (81,567)
Product development costs                                (304,413)      (106,084)      (114,464)
Decrease in certificate of deposit                             --        400,000        100,000
                                                      -----------    -----------    -----------
Net cash provided by (used in) investing activities      (734,420)       103,018        (96,031)

FINANCING ACTIVITIES
Advances from parent                                           --             --        621,080
Proceeds from line of credit                                   --             --        257,000
Net payments on notes payable                            (320,069)      (712,167)      (219,189)
Proceeds (payments) from loans payable - agent            450,088       (200,975)      (249,113)
Issuance of stockholder notes payable                     656,240        115,000             --
Proceeds from issuance of common stock                         --        350,000        250,000
Proceeds from exercise of warrants and common
stock options                                              64,000             --             --
                                                      -----------    -----------    -----------
Net cash provided by (used in) financing activities       850,259       (448,142)       659,778
                                                      -----------    -----------    -----------
Net decrease in cash and cash equivalents                (596,948)       (21,944)      (102,260)
Cash and cash equivalents at beginning of year            783,564        186,616        164,672
                                                      -----------    -----------    -----------
Cash and cash equivalents at end of year              $   186,616    $   164,672    $    62,412
                                                      ===========    ===========    ===========

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                $   128,515    $    38,456    $     5,806
Cash paid for income taxes                            $    17,131    $     3,548    $     5,746
Stock issued upon conversion of notes payable         $        --    $        --    $ 1,480,783

See accompanying notes.

                   Janex International, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Janex International, Inc. and subsidiaries (the Company) are in the business of developing, marketing and selling toys and functional children's products which are manufactured by subcontractors. The Company sells its products primarily to U.S.-based retailers and their Hong Kong subsidiaries.

     On December 11, 1998, approximately 79 percent of the Company's outstanding stock was acquired by Futech Interactive Products, Inc. ("Futech"). See Note 7. Because the minority interest exceeds 20 percent, the Company did not establish a new basis of accounting upon the acquisition.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate at balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant (in December 31, 1996, 1997 and 1998, the adjustment was not significant), are recorded as comprehensive income.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     Certain reclassifications have been made to the 1996 and 1997 consolidated financial statements to conform to the 1998 presentation.

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past three years and has negative net worth and negative working capital at December 31, 1998. These factors raise significant doubt as to the Company's ability to continue as a going concern.

     The Company's ultimate ability to continue as a going concern depends on the market acceptance of products, and the achievement of operating profits and positive cash flow. The Company will also require additional financial resources from its new parent or other sources to provide near term operating cash to enable the Company to execute its plans to move toward profitability. Management believes that the financial resources of its new parent company, in addition to sales to be generated from new product lines that are being developed, will be sufficient to allow the Company to continue in operation.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

     Inventories are stated at the lower of cost or market. Cost is determined on various methods which approximate the first-in, first-out method.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from two to five years for molds, machinery and equipment, and furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1998, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

INTANGIBLE ASSETS

     Intangible assets consist of goodwill and product development costs.

     Costs of business acquisitions in excess of net asset of subsidiaries acquired (goodwill) are amortized on a straight-line basis over a ten year period. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less then the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

     Product development costs consist of product design and development (through subcontractors) for the various toys and children's products the Company sells. The designs are stated at the lower of cost or net realizable value and amortized on a straight-line basis over a one to five year period.

     Management reviews goodwill and other intangible assets periodically for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset. During 1997, the Company wrote off goodwill, licensing relationships and trademarks from certain previous acquisitions totaling $1,643,386, because they were considered to have no future value.

CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral to support customer receivables. However, foreign receivable are generally secured by a letter of credit. The Company maintains allowance for potential credit losses and such losses have been within management's expectations.

     The Company's two largest customers totaled approximately 43 percent, 53 percent and 52 percent of net sales in 1996, 1997 and 1998 (see Note 13). The loss of any of these major customers could have a material adverse effect on the results of the Company's operations.

REVENUE RECOGNITION

     The Company recognizes revenue upon shipment of the product to the customer, with appropriate allowances made for estimated returns and uncollectible accounts.

INCOME TAXES

     Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carry forward and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if the weight of available evidence is more likely than not that some portion or all of the deferred tax assets will not be realized.

STOCK-BASED COMPENSATION

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of the Company's employee stock options equals management's estimate of the fair value of the underlying stock on the date of grant, no compensation expense is recognized.

     Deferred expense on stock and options issued to officers and directors for services or other consideration to be received in the future are offset against equity and are amortized to expense over the period of benefit.

LOSS PER SHARE

     Loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common share equivalents during the period. Common share equivalents include employee stock options using the treasury method and dilutive convertible securities using the if-converted method. Common share equivalents have been excluded from the calculation of loss per share for all periods presented, as their effect is anti-dilutive.

COMPREHENSIVE LOSS

     As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive loss and its components. Comprehensive loss for the Company is the same as net loss for all periods presented.

SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Effective January 1, 1998, the Company adopted the SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION (Statement
131). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers (see Note 13).

3. INVENTORIES

     Inventories consist of the following:

                                                         DECEMBER 31,
                                                     1997            1998
                                                   --------        --------
     Work in progress                              $135,364        $     --
     Finished goods                                  37,743         131,098
                                                   --------        --------
                                                   $173,107        $131,098
                                                   ========        ========

4. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                        DECEMBER 31,
                                                    1997            1998
                                                 ----------      ----------
     Molds                                       $1,756,229      $1,837,826
     Machinery and equipment                        146,593         146,593
     Leasehold improvements                           3,866           3,866
                                                 ----------      ----------
                                                 $1,906,688      $1,988,285
                                                 ----------      ----------
     Less accumulated depreciation
       and amortization                           1,511,523       1,730,182
                                                 ----------      ----------
                                                 $  395,165      $  258,103
                                                 ==========      ==========

5. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                          DECEMBER 31,
                                                     1997              1998
                                                  ----------        ----------

     Goodwill                                     $  422,220        $  422,220
     Product development costs                     1,009,165         1,047,290
                                                  ----------        ----------
                                                   1,431,385         1,469,510
     Less amortization                               982,570         1,063,885
                                                  ----------        ----------
                                                  $  448,815        $  405,625
                                                  ==========        ==========

6. ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                           DECEMBER 31,
                                                       1997            1998
                                                    ----------      ----------
     Allowance for returns and allowances           $  334,763      $  334,763
     Accrued royalties                                 588,608         182,628
     Accrued commissions                                80,721         154,063
     Accrued interest                                  137,341           1,770
     Other accrued expenses                            232,466         530,053
                                                    ----------      ----------
                                                    $1,373,899      $1,203,277
                                                    ==========      ==========

7. NOTES PAYABLE TO RELATED PARTIES

     Notes payable to related parties consist of the following:

                                                           DECEMBER 31,
                                                       1997            1998
                                                    ----------      ----------

     Revolving Credit Agreement, converted
        to equity in 1998                           $  615,000      $       --
     Promissory notes to two shareholders,
        converted to equity in 1998                    500,000              --
     Commission loan to shareholder, converted
        to equity in 1998                              115,000              --
                                                    ----------      ----------
                                                    $1,230,000      $       --
                                                    ==========      ==========

     On December 11, 1998, Futech purchased 5,219,046 shares of common stock and shareholder loans (including interest of $250,784) of $1,480,783 from certain of the Company's majority stockholders. Subsequently, the shareholder loans were converted into 8,011,645 shares of common stock and 5,000,000 shares of preferred stock. After such conversion, Futech owns approximately 79 percent of the Company's outstanding stock.

     Until December 1998, the Company had the ability to borrow up to $900,000 under a Revolving Credit Agreement (the "Agreement") with a significant shareholder of the Company that expires on October 19, 1999. The Agreement bears interest at 9.5 percent payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of the Company. As additional consideration, on April 19, 1996, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock, exercisable at a price of $1.45 per share through April 19, 2000. The warrants are immediately exercisable. The Company has used $150,000 under the Agreement as security to issue a stand-by letter of credit in connection with the loan payable to the Company's Hong Kong agent. This agreement ended and all warrants were canceled on December 11, 1998.

     In connection with the acquisition of Janex Corporation in 1995, the Company issued promissory notes to two stockholders totaling $1,000,000, payable in semi-annual installments over a three-year period. On June 28, 1996, the note holders agreed to extend the payment date for all remaining payments to February 1, 1998, subject to payment of interest at the rate of 9.5 percent per annum, retroactive to January 1, 1996. On August 4, 1997, the note holders agreed to further extend the payment date to February 1, 1999. Quarterly interest payments commenced on September 1, 1996. In connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,998 shares of the Company's common stock, exercisable at a price of $1.45 per share through June 28, 2000. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early, certain of the warrants will be void. The agreement ended and all warrants were canceled on December 11, 1998.

     The Company charged to operations $180,477, $214,292 and $116,863 of imputed interest expense from the issuance of stock purchase warrants noted above for the years ended December 31, 1996, 1997 and 1998, respectively.

8. NOTES PAYABLE - OTHER

     The Company may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus
0.25 percent (8.0 percent at December 31, 1998). The line is secured by all of the Company's assets and is personally guaranteed by two shareholders. Borrowings under the line are due July 1, 1999. Borrowing capacity of $143,000 is available at December 31, 1998.

     Through 1998, the Company had the ability to borrow up to $450,000 from its Hong Kong agent for the payment of product development and tooling costs. Any loans are to be repaid from collections of certain customer invoices at the rate of 5 percent of the invoice amount, with interest at two percent above the Hong Kong prime rate. All borrowings under this arrangement were repaid in 1998. Any borrowings are secured by certain tooling, as well as an irrevocable stand-by letter of credit for $150,000.

     Pursuant to a supplementary agency agreement, the Company had the ability to borrow an additional $200,000 from its Agent provided that the Company issues to the Agent an irrevocable stand-by letter of credit for $100,000. Any advance under this facility is to be repaid within 60 days from the date of advance with interest at 2 percent above the Hong Kong prime rate. As of December 31, 1997 and 1998, the Company had no borrowing under this credit facility.

     The Company had borrowed $340,000 under a private unsecured loan. At December 31, 1997, the balance outstanding against this facility was $219,189, which bore interest at prime plus 2 percent. This loan was repaid in 1998.

9. INCOME TAXES

     The income tax provision, all of which is current, consists of the following:

                                             YEARS ENDED DECEMBER 31,
                                         1996           1997           1998
                                      -------         ------         ------
     Current:
       Federal                        $    --         $   --         $   --
       State                            5,167          3,548          5,746
       Foreign                          7,318             --             --
                                      -------         ------         ------
                                      $12,485         $3,548         $5,746
                                      =======         ======         ======

     The Company's net deferred tax asset and deferred tax asset valuation allowance are comprised of the following temporary differences and carry forwards:

                                                      DECEMBER 31,
                                                 1997             1998
                                              -----------      -----------
     Net operating loss carryforward          $ 3,405,971      $ 3,600,000
     Other, net                                  (218,384)              --
                                              -----------      -----------
     Net deferred tax assets                    3,187,587        3,600,000
     Less:  Valuation allowance                (3,187,587)      (3,600,000)
                                              -----------      -----------
                                              $        --      $        --
                                              ===========      ===========

     Because of the Company's recurring losses, the net deferred tax assets have a 100 percent valuation allowance at December 31, 1997 and 1998.

     The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate (34 percent) because of the effect of foreign losses not deductible in the U.S. return and the tax effect of unrecognized net operating loss deductions.

     At December 31, 1997 and 1998, the Company had federal net operating loss
(NOL) carryforwards of approximately $9,273,000 and $10,000,000, respectively. The Company also had state net operating loss (NOL) carryforwards. NOL carryforwards may be available to offset future taxable income. If not used, the federal and state NOL carryforwards will expire through 2018 and 2003, respectively. Federal tax rules impose limitations on the use of NOL carryforwards from a change in ownership. The losses before taxes related to the foreign subsidiaries for the years ended December 31, 1997 and 1998 were $883,494 and $839,248, respectively.

10. COMMITMENTS AND CONTINGENCIES

     The Company maintains a noncancelable operating lease on its former facility. Effective April 1, 1997, the Company entered into an agreement to sublease a portion of the former facility to a third party for the balance of the lease. Effective May 1, 1998, the entire facility was subleased to a different third party. The Company also leased other facilities under a noncancelable operating lease, which expired on March 31, 1998. The monthly rental income derived from the sublease was slightly less than rent expense. The difference was not material.

     Future minimum payments under these noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1998:

         1999                                                 $ 102,000
         2000                                                   102,000
                                                              ---------
         Total minimum lease payments                         $ 204,000
                                                              =========

     Net rental expense was approximately $77,000, $68,000 and $37,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     At December 31, 1998, the Company has commitments for minimum guaranteed royalties under licensing agreements as follows:

         1999                                                 $ 268,959
         2000                                                    35,000
                                                              ---------
         Total minimum lease payments                         $ 303,959
                                                              =========

     Total royalty expense was approximately $1,002,000, $651,000 and $381,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     During the year ended December 31, 1996, holders of certain warrants threatened to sue the Company, claiming that the Company was obligated to register the stock underlying the warrants and to use its best efforts to maintain the registration statement effective during the period the warrants are exercisable, and that the Company had failed to meet these obligations. On March 26, 1996, the Company entered into a Settlement Agreement and Specific Release with the warrant holder under which the Company issued additional warrants to purchase 100,000 shares of the Company's common stock, at a price of $.64 per share, in exchange for a release from any and all prior claims relating to violations of the warrant agreement and failure to update the registration statement. These warrants expire on March 26, 2001. As a result of the foregoing transaction, during the year ended December 31, 1996, the Company recorded a charge to operations of $84,125, which represents management's estimate of the fair value of the 100,000 common stock purchase warrants.

11. STOCK-BASED COMPENSATION

     A summary of the Company's stock option activity and related information is as follows:


                                                                Weighted-Average
                                                     Options     Exercise Price
                                                     -------     --------------
     Outstanding, December 31, 1996                 2,345,236        $1.47
        Granted                                            --           --
        Exercised                                          --           --
        Forfeited                                    (499,000)       (1.54)
                                                   ----------        -----
     Outstanding, December 31, 1997                 1,846,236        (1.45)
        Granted                                            --           --
        Exercised                                          --           --
        Forfeited                                  (1,801,236)       (1.45)
                                                   ----------        -----
     Outstanding, December 31, 1998                    45,000        $1.67
                                                   ==========        =====

     Exercisable at end of year                        45,000
                                                   ==========

     Exercise prices for options outstanding as of December 31, 1998 range from $1.25 to $2.13 per share. The weighted-average remaining contractual life of those options is 1.9 years.

     The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 1996, 1997, and 1998: expected life of 4.4 years, expected volatility of 22.5 percent, risk-free interest rate of 6 percent and a 0 percent dividend yield.

     Option valuation models require the input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the applicable vesting period. The pro forma effect of SFAS No. 123 was not material for any year presented.

12. COMMON STOCK

     The Company has the following shares reserved for future issuance at December 31, 1998:

     Warrants at $7.50 per share, expiring May 9, 1999                 1,725,000
     Warrants at $0.64 per share, expiring March 26, 2001                100,000
     Stock Options                                                        45,000
                                                                       ---------
                                                                       1,870,000
                                                                       =========

     All warrants outstanding are fully exercisable.

     In October 1996, the Company issued 150,000 shares of common stock to the former owners of an acquired company in exchange for cancellation of certain earn-out provisions. The common stock was valued at $1.00 per share, which was management's estimate of the fair value at the time. Accordingly, $150,000 was recorded as compensation expense.

     The Company currently has 1,725,000 Public Warrants issued and outstanding, which were issued in connection with the 1991 Public Offering. Each such warrant entitles the holder to acquire one share of Common Stock at a price of $7.50 per share. The expiration date of the Public Warrants was extended from May 9, 1996 to May 9, 1999.

     On August 27, 1997, the Company issued 2,307,692 shares of common stock at fair market value for a total purchase price of $300,000 in a private placement with two shareholders of the Company.

     On October 4, 1997, the Company issued 384,615 shares of common stock at fair market value for a total purchase price of $50,000 in a private placement.

     On January 14, 1998, the Company issued 1,346,153 shares of common stock at fair market value for a total purchase price of $175,000 in a private placement with two shareholder of the Company.

13. SEGMENT INFORMATION

     The Company operates exclusively in the children's products industry. For geographical reporting, revenues are attributed to the geographic location from which goods are shipped. Intercompany sales are recorded at cost.

     In 1996, customer A and customer B represented 21 percent and 22 percent of the Company's net sales, respectively. In 1997, customer A and customer B represented 39 percent and 14 percent of the Company's net sales, respectively. In 1998, customer A and customer B represented 47 percent and 5 percent of the Company's net sales, respectively. Sales to these customers were made by the Hong Kong segment.

     A summary of the Company's operations by geographical area for the years ended December 31, 1996, 1997 and 1998 were as follows:

                                                                     ADJUSTMENTS
                                         UNITED          HONG            AND
                                         STATES          KONG        ELIMINATIONS    CONSOLIDATED
                                      -----------     -----------    ------------    ------------
1996
Net sales:
  Customers                           $ 1,789,985     $ 5,322,936     $        --     $ 7,112,921
  Intercompany                          2,068,200         707,945      (2,776,145)             --
                                      -----------     -----------     -----------     -----------
Total revenue                           3,858,185       6,030,881      (2,776,145)      7,112,921

Operating loss                         (1,450,015)     (1,080,574)             --      (2,530,589)
Interest expense                         (322,236)        (31,280)             --        (353,516)
Depreciation and amortization            (418,544)       (364,551)             --        (783,095)
Total assets                            7,448,172       1,543,550      (4,602,980)    $ 4,388,742

                                                                     ADJUSTMENTS
                                         UNITED          HONG            AND
                                         STATES          KONG        ELIMINATIONS    CONSOLIDATED
                                      -----------     -----------    ------------    ------------
1997
Net sales:
  Customers                           $   856,975     $ 4,740,004     $        --     $ 5,596,979
  Intercompany                          1,844,086          22,621      (1,866,707)             --
                                      -----------     -----------     -----------     -----------
Total revenue                           2,701,061       4,762,625      (1,866,707)      5,596,979

Operating income (loss)                (3,767,147)        955,147              --      (2,812,000)
Interest expense                         (350,405)        (38,996)             --        (389,401)
Depreciation and amortization            (214,368)       (337,583)             --        (551,951)
Total assets                            7,848,088         676,523      (6,815,811)    $ 1,708,800

                                                                     ADJUSTMENTS
                                         UNITED          HONG            AND
                                         STATES          KONG        ELIMINATIONS    CONSOLIDATED
                                      -----------     -----------    ------------    ------------
1998
Net sales:
  Customers                           $    65,683     $ 3,051,916     $        --     $ 3,117,599
  Intercompany                          1,222,267           6,685      (1,228,952)             --
                                      -----------     -----------     -----------     -----------
Total revenue                           1,287,950       3,058,601      (1,228,952)      3,117,599

Operating loss                            (82,950)       (946,212)             --      (1,029,162)
Interest expense                         (234,976)        (25,557)             --        (260,533)
Depreciation and amortization            (123,702)       (252,581)             --        (376,283)
Total assets                            3,055,804         801,894      (2,752,559)    $ 1,105,139

14. RELATED PARTY TRANSACTIONS

     The Company pays sales commissions at the rate of 4 percent of net sales to a company owned by a former stockholder and current director, relating to customers located in New York, New Jersey, Connecticut and Pennsylvania. Commissions on such sales of approximately $3,025,000, $2,450,000 and $1,625,000 amounted to $113,675, $98,166 and $65,154 for the years ended December 31, 1996, 1997 and 1998, respectively, which are included in selling, general and administrative expenses. Accrued commissions included in accrued expenses and accounts payable, on such sales amounted to $68,262 and $134,754 as of December 31, 1997 and 1998, respectively. The Company also rented showroom space from this major stockholder for which the Company paid $26,000 during 1997. No such expense was incurred in 1998. In addition, the Company utilized the services of a public warehouse facility in Baltimore, Maryland that is owned by the father of a former stockholder for a fee based on the amount of goods received and shipped. Fees amounted to $62,852 and $20,911 for the years ended December 31, 1996 and 1997. No such fees were incurred in 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     As previously reported in the Company's Current Report on Form 8-K dated February 25, 1999, the Company engaged Ernst & Young, LLP as its independent auditor for the fiscal year ending December 31, 1998, to replace the firm of BDO Seidman, LLP. Ernst & Young, LLP is the independent auditor used by the Company's majority shareholder. The decision to change auditors was made in the ordinary course of business.

     The reports of BDO Seidman, LLP on the Company's financial statements for 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except as discussed in the following paragraph.

     As indicated in the reports of BDO Seidman, LLP on the Company's financial statements for the past two fiscal years, there are factors that raise substantial doubt about the Company's ability to continue as a going concern. The independent auditor's report indicates there is no assurance the Company will be able to realize its recorded assets and liquidate its liabilities in the normal course of business. Although Management discusses, in a footnote, its plans in regard to these matters, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996 and 1997, and in the subsequent interim period, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO Seidman, LLP would have caused BDO Seidman, LLP to make reference to the matter in their report.

     The Company has agreed to indemnify and hold harmless BDO Seidman, LLP for any and all liabilities, costs or expenses of any nature whatsoever incurred by BDO Seidman, LLP in defending itself in a lawsuit brought because of the re-issuance of BDO Seidman, LLP's report on its audit of the Company's 1997 financial statements. A copy of this indemnification agreement is attached as
Exhibit 10.26.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The following table sets forth information regarding the Company's executive officers and directors as of December 31, 1998:

NAME                        AGE   TITLE
----                        ---   -----
Vincent W. Goett            35    Chairman of the Board, Chief Executive Office,
                                  President and Director
Joseph K. Petter            56    Chief Operating Officer
Frederick B. Gretsch, Sr.   53    Chief Financial Officer, Treasurer, Secretary
                                  and Director
Charles M. Foley            41    Director
Leslie Friedland            45    Director
Daniel Lesnick              46    Director

     VINCENT W. GOETT. Mr. Goett has served as Chairman of the Board, Chief Executive Officer and Director of Janex since December 11, 1998. Mr. Goett has served as Chairman and Chief Executive Officer and Director of Futech since March 1995. Mr. Goett joined Futech as its Chief Operating Officer on January 5, 1995. From August 1991 to January 1994, Mr. Goett owned and operated Paradise International, an investment business engaged in acquisition and joint venture activities. From September 1985 to August 1991, Mr. Goett was President of Westplex, Inc. which effected major investments in commercial real estate. Mr. Goett attended Arizona State University, where he studied Business Management.

     JOSEPH K. PETTER. Mr. Petter has served as Chief Operating officer of Janex since December 11, 1998, and of Futech since February 1997. Mr. Petter joined Futech as Vice President of Operations in March 1996. From July 1989 to December 1995, Mr. Petter was a Division Vice President of ADVO, Inc., a direct mail marketing company. From 1970 to 1989, Mr. Petter was a Group or Senior Manager with several different operating companies of the Dun & Bradstreet Corporation. Mr. Petter completed the Executive Management Program at the University of Chicago and received a B.S. in Industrial Engineering from the Illinois Institute of Technology.

     FREDERICK B. GRETSCH, SR. Mr. Gretsch has been Chief Financial Officer, Treasurer, Secretary and Director of Janex since December 11, 1998. Mr. Gretsch has served as Chief Financial Officer, Secretary and Treasurer of Futech since September 1997. He has served in various financial and marketing positions throughout his career. Prior to joining Futech, from November 1995 to May 1996, Mr. Gretsch was Treasurer of Cable Systems International, Inc., a copper wire and cable manufacturing company, and from May 1996 to December 1996, he was

Treasurer of Vail Resorts, Inc., a ski resort company. From February 1992 to February 1995, Mr. Gretsch was Director of Treasury Operations at General Dynamics Corporation, a defense contractor. From June 1975 to December 1991, he was Vice President at Citicorp/Citibank, a major bank holding company. From October 1968 to June 1975, Mr. Gretsch was manager of Sales Accounting and an Administrator of Finance at RCA, a diversified corporation. Mr. Gretsch received his Masters degree in Business Administration from Columbia University and his B.A. in Economics from Georgetown University.

     CHARLES M. FOLEY. Mr. Foley has been a Director of Janex since December 11, 1998. Mr. Foley currently serves a the President of Home, Office & Personal Organizers, Inc., a consulting business that specializes in accounting, financial, administrative and Y2K issues. He started his company in 1996 after having served as Futech's Chief Operating and Financial Officer from January 1995 through February 1997, and on Futech's Board of Directors from 1997 through the Spring of 1998. Prior to his tenure at Futech, Mr. Foley was Corporate Controller for Paradise International Distribution Corporation, an international and specialty markets distributor for Futech's Talking Pages from January 1995. From 1993 to 1994, he was Corporate Controller for Hypercom, Inc., an international manufacturer of networks and EFT terminals and systems. From 1990 to 1993, Mr. Foley served as the Financial Revenue Manager for Syntellect Inc., a global manufacturer of interactive voice response systems. From 1987 to 1990, he was an Audit Supervisor for Greyhound Corporation, and from 1983 to 1987, he was an Internal Auditor with Monsanto Company in St. Louis, Missouri. Mr. Foley received his Masters in International Management from the American Graduate School of International Management in 1982 and his B.S. in Management Science from Moorhead State University in 1979. Mr. Foley served in the Peace Corps in Honduras, Central America, from 1980 to 1982.

     LESLIE FRIEDLAND. Mr. Friedland has been a Director of Janex since August 4, 1997. Mr. Friedland was President and Chief Executive Officer of Janex from August 4, 1997 to December 11, 1998. Mr. Friedland is the owner of LFA Associates, a manufacture representative firm, which represents 18 different lines in the mid-Atlantic region. He has been President of LFA since 1993.

     DANIEL LESNICK. Mr. Lesnick has been a Director of Janex since August 29, 1997. Mr. Lesnick was Executive Vice President and Chief Operating officer of Janex from August 4, 1997 to December 11, 1998. Prior to that time, Mr. Lesnick had been Executive Vice President of Janex Corporation, a wholly owned subsidiary of Janex International, Inc., from October 6, 1993 to January 31, 1997, at which time he left Janex. From August 1988 to October 5, 1993, Mr. Lesnick was Vice President and co-owner of MJL Marketing, Inc. (now Janex). He was Director of Sales and Marketing for Sunk Yong Company, a Korean corporation operating in a number of different industries, from February 1986 to July 1988. Previously, Mr. Lesnick held positions as Merchandising Manager with Spencer Gifts and as a Senior Buyer with Lionel Leisure, both specialty retailers. Mr. Lesnick holds an associate degree in marketing.

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

     Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except for the following: An Initial Statement of Beneficial Ownership of Securities for Howard W. Moore, a more than 10% shareholder, was not timely filed when Mr. Moore's beneficial ownership exceed 10% in May 1996. The filing was made on January 27, 1997. Mr. Moore advised the Company that the failure to timely file was inadvertent. A Form 4 filing for Vincent W. Goett for the month of December 1998 was not filed until February 22, 1999. A Form 4 filing for Futech Interactive Products, Inc. for the month of December 1998 was not filed until February 22, 1999. A Form 5 for Daniel Lesnick for the year ended December 1998 was not filed until February 24, 1999. A Form 5 for Michael Handelman for the year ended December 1998 was not filed until February 24, 1999. A Form 5 for Leslie Friedland for the year ended December 1998 was not filed until February 24, 1999. A Form 3 for Frederick B. Gretsch, Sr. for December 11, 1998 was not filed until January 22, 1999. A Form 3 for Joseph K. Petter for December 11, 1998 was not filed until February 1, 1999.

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

COMPENSATION OF OFFICERS AND KEY EMPLOYEES

         The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended December 31, 1998, to the executive officers or key employees whose total annual salary and bonus exceeded $100,000 (1):

                                                                                LONG TERM
                                                ANNUAL COMPENSATION(1)         COMPENSATION
                                        ------------------------------------   ------------
                                                                 OTHER            AWARDS
NAME & PRINCIPAL                                                 ANNUAL          OPTIONS
POSITION                         YEAR     SALARY     BONUS   COMPENSATION(2)     (SHARES)
----------------                 ----     ------     -----   ---------------     --------
Leslie Friedland(3)              1998   $      --     $ --       $    --              --
President, Chief Executive       1997          --       --            --              --
Officer and Director             1996          --       --            --              --

Daniel Lesnick
Chief Operations Officer,        1998   $ 104,000     $ --       $ 6,781              --
Executive Vice President         1997      12,500       --           600              --
   and Director                  1996     152,440       --        13,267              --

Michael D. Handelman             1998   $ 107,481     $ --       $ 8,199              --
Chief Financial Officer          1997     112,199       --         7,149              --
and Vice President               1996      57,500       --         3,600          25,000

(1) Compensation under Company employee benefit plans, to which all employees of the Company are eligible, is not included in the table.

(2) Includes car allowances, Company paid vehicles and Company paid health/life/disability insurance.

(3) On December 11, 1998, Vincent W. Goett was named President and Chief Executive Officer, replacing Mr. Friedland who voluntarily resigned, after selling his interest in the Company to Futech Interactive Products, Inc. Mr. Goett does not receive any compensation for serving as the Company's President and Chief Executive Officer.

     The following table provides certain information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1998, to persons named in the Summary Compensation Table:

                                       Option Grants in Last Fiscal Year
                                       Individual Grants in Fiscal 1998
                       -----------------------------------------------------------
                                             % of Total Options
                       Number of Securities      Granted to
                        Underlying Options   Employees in Fiscal  Exercise of Base
          Name               Granted                Year            Price ($/sh)     Expiration Date
          ----               -------                ----            ------------     ---------------
Leslie Friedland               -0-                   -0-                 --
Daniel Lesnick                 -0-                   -0-                 --
Michael D. Handelman           -0-                   -0-                 --

     The following table provides certain information concerning each exercise of stock options during the fiscal year ended December 31, 1998, and the value of unexercised options at December 31, 1998, to persons named in the Summary Compensation Table:

                                      Aggregated Option Exercises in Last Fiscal Year
                                             and Fiscal Year End Option Value
                       ---------------------------------------------------------------------------------------
                                                           Number of Securities      Value of Unexercisable
                                                          Underlying Unexercised     In-the-Money Options at
                       Shares Acquired                       Options at FY-End               FY-End
        Name             on Exercise     Value Realized     (Exercisable/Total)    (Exercisable/Unexercisable)
        ----             -----------     --------------     -------------------    ---------------------------
Leslie Friedland             -0-                -0-                 0/0                       $-/-
Daniel Lesnick               -0-                -0-                 0/0                       $-/-
Michael D. Handelman         -0-                -0-            25,000/25,000                  $-/-

EMPLOYMENT ARRANGEMENTS

     The Company has not entered into employment agreements with any of its executive officers.

     In August 1995, the Company established a 401K Profit Sharing Plan ("401K") for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax deferred basis to their 401K account, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. For the year ended December 31, 1998, the Company did not make a contribution to the 401K.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information, as of March 31, 1999, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

                                                    Shares Owned      Percent
Beneficial Owners                                   Beneficially    of Class (1)
-----------------                                   ------------    ------------
Security ownership of certain beneficial owners:

Futech Interactive Products, Inc.                   13,230,691(2)     73.0%
2999 N. 44th Street, Suite 225
Phoenix, AZ   85018-7247

Security ownership of management:

Vincent W. Goett                                        10,000         0.1%

All officers and directors as a group (6 persons):      10,000         0.1%

(1) Based upon 18,098,750 shares of Common Stock issued and outstanding on December 31, 1998.

(2) Does not include ownership of 5,000,000 shares of the Company's Preferred Stock which is convertible at any time into 5,000,000 shares of Common Stock, provided that a sufficient number of shares of Common Stock are authorized and unissued which is not currently the case. If such ownership is included, Futech would own 79% of the Company's Common Stock on a fully-diluted basis.

     The Company is not aware of any contract or other arrangement, including a pledge of the Company's securities, that could result in a change in the control of the Company. The Company is not aware of any voting trusts.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has engaged the services of a manufacturers representative firm, Les Friedland Associates ("LFA"), to represent the Company to customers located in the states of New York, New Jersey, Connecticut and Pennsylvania. LFA represents the Company to its largest customer, Toys R Us. The principal owner and operator of LFA, Mr. Leslie Friedland, is one of the former shareholders and former Chief Executive Officer of Janex, and currently a director of the Company. Under the terms of the representative agreement ("LFA Agreement"), LFA was to be paid a commission of 4.25% on all sales that it generates within its territory. Effective April 1, 1995, LFA and the Company agreed to reduce the commission rate under the LFA Agreement to 4%. The terms and conditions of the representative agreement are standard in the industry, and the agreement is cancelable at any time with 30 days notice. Pursuant to the LFA Agreement, LFA was paid, or will be paid, $65,154 for the year ended December 31, 1998 and was paid, or will be paid, $98,166 for the year ended December 31, 1997. Further, the Company rented showroom space from LFA during a major industry trade show in 1997, for which the Company paid $26,000. The rate charged by LFA for the showroom rental is competitive with other showroom space rental rates during the show period. No such expense was incurred in 1998.

     On June 28, 1996, the Company and Leslie Friedland entered into an agreement whereby the due date on the Company's note held by Mr. Friedland was extended to February 1, 1998. Additionally the Company owed Mr. Friedland $115,000 for commissions as of December 31, 1995, which Mr. Friedland also extended to December 31, 1997. In connection with such extension agreement, the Company granted warrants to Mr. Friedland to acquire up to 282,994 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights. These warrants have an exercise price of $1.45 and expire on June 28, 2000. The warrants vest in six-month increments over the term of the loan, commencing on June 28, 1996. The warrants were canceled on December 11, 1998.

     On June 28, 1996, the Company and Daniel Lesnick, Executive Vice President of Janex, entered into an agreement whereby the due date on Company's note held by Mr. Lesnick was extended to February 1, 1998. In connection with such extension agreement, the Company granted warrants to Mr. Lesnick to acquire up to 167,994 shares of the Company's Common Stock (restricted), with certain "piggy-back" registration rights. These warrants have an exercise price of $1.45 and expire on June 28, 2000. The warrants vest in 6-month increments over the term of the loan, commencing on June 28, 1996. The warrants were canceled on December 11, 1998.

     The Company utilized the services of a public warehouse facility, Hollins Distributors, in Baltimore, Maryland. The warehouse facility charges the Company a fee based on the amount of goods received, and the amount of goods shipped. The rates charged by Hollins Distributors are competitive with those of other public warehouses, and the relationship can be terminated annually upon 60 days written notification. Hollins Distributors is owned by Mr. Howard Friedland, the father of Mr. Leslie Friedland. Hollins Distributors was paid $20,911 during 1997. No payments were owed during 1998.

     In December 1998, Futech Interactive Products, Inc. acquired 5,219,046 shares of the Company's Common Stock and shareholder loans of $1,480,783 (including interest of $250,784) from certain of the Company's majority shareholders, including Leslie Friedland and Daniel Lesnick. Subsequently, the Company converted those shareholder loans into 8,011,645 shares of Common Stock and 5,000,000 shares of preferred stock. As a result, Futech owns 73% of the Company's outstanding Common Stock and 100% of its outstanding preferred stock.

     Since its acquisition of the Company's stock, Futech has made certain loan advances to the Company for its operations and is likely to make further advances as needed.

     As of April 15, 1999, Futech was in the process of negotiating terms for a series of related transactions which would involve the mergers of Futech, Janex and three other companies into a newly-formed Delaware corporation. The shareholders of the companies involved in these mergers would receive common stock of the new corporation in exchange for their shares of these companies plus other consideration. The new corporation's common stock would be registered with the Securities and Exchange Commission and an application would be filed with Nasdaq to list the stock on the Nasdaq Small Cap Market.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

          Exhibit
          Number    Description
          ------    -----------
            2.1     Agreement of Purchase and Sale of Stock by and among
                    With Design in Mind International, Inc., Leslie
                    Friedland, and Daniel Lesnick, dated October 6, 1993,
                    relating to the acquisition of MJL Marketing Inc., a
                    New Jersey corporation. (11)
            2.2     Agreement of Purchase and Sale of Stock by and among Janex International, Inc.,
                    Malibu Fun Stuffed, Malibu Fun Stuffed International Limited, Terence Davis
                    and Marie Boule (18)
            3.1     Articles of Incorporation. (1)
            3.2     Amendment No. 1 to Articles of Incorporation. (3)
            3.3     Statement of Resolution Establishing Series for Shares. (3)
            3.4     Amendment No. 2 to Articles of Incorporation. (3)
            3.5     Bylaws of the Company. (2)
            3.6     Articles of Amendment to Articles of Incorporation, dated August 11, 1994 and filed on August 16, 1994. (15)
            4.1     Specimen Common Stock Certificate. (3)
            4.2     Specimen Warrant Certificate. (6)
            4.3     Form of Warrant Agreement. (6)
            4.4     1991 Non-Statutory Stock Option Plan. (5)
            4.5     Amendment  No. 1 dated  January 15, 1993, to 1991  Non-Statutory
                    Stock Option Plan.  (10)
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


           10.22    Extension Agreement, dated June 28, 1996, by and between the Company and Leslie
                    Friedland. (21)
           10.23    Extension Agreement, dated June 28, 1996, by and between the Company and Daniel
                    Lesnick. (21)
           10.24    InterCreditor Agreement, dated June 28, 1996, by and between the Company, Leslie
                    Friedland, Daniel Lesnick and the Moore Trust. (21)
           10.25    Modification Agreement, dated June 29, 1996, by and between the Company, Terence F.
                    Davis and Marie Boule. (21)
           10.26    Indemnification Agreement wherein the Company is indemnifying its former accountants
                    BDO Seidman, LLP for claims arising out of the reissuance of the Company's 1997 financial statements. Filed Herewith.
            16      Letter to Securities and Exchange Commission from Kellogg & Andelson, dated October 31,
                    1995. (8)
            21      Subsidiaries of the registrant:
                    1) With Design in Mind, a California corporation, a wholly owned subsidiary
                    2) Janex Corporation, a New Jersey corporation, a wholly owned subsidiary
                    3) Pro Gain Company Limited, a Hong Kong corporation, a wholly owned subsidiary
                    4) Malibu Fun Stuffed, Inc., a California corporation, a wholly owned subsidiary
                    5) Malibu Fun Stuffed International Limited, a Hong Kong corporation, a wholly owned subsidiary

----------
(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(2) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(3) Filed on August 8, 1990 as an exhibit to the Company's Registration Statement on Form S-1.
(4) Filed as exhibit to the Company's Form 10-Q for the quarter ended December 31, 1990.
(5) Filed on March 20, 1991 as an exhibit to Amendment No. 1 to the Company's Registration Statement on Form S-1.
(6) Filed on May 7, 1991 as an exhibit to Amendment No. 2 to the Company's Registration Statement on Form S-1.
(7) Filed as an exhibit to the Company's Form 10-K for the fiscal year ended September 30, 1991.
(8) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended September 30, 1992.
(9)  Filed as an exhibit to the Company's Form 8-K dated September 3, 1992.
(10) Filed as an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.
(11) Filed as an exhibit to the Company's Form 8-K dated October 6, 1993.
(12) Filed as an exhibit to the Company's Form 8-K dated January 4, 1994.
(13) Filed as an exhibit to the Company's Form 8-K dated May 17, 1994.
(14) Filed as an exhibit to the Company's Form 8-K dated October 14, 1994.
(15) Filed on December 20, 1994 as an exhibit to the Company's Registration Statement.
(16) Filed on February 9, 1995 as an exhibit to Pre-Effective Amendment No. 1 to the Company's Registration Statement.
(17) Filed as an exhibit to the Company's Form 8-K dated April 3, 1995.
(18) Filed as an exhibit to the Company's Form 8-K dated August 4, 1995.
(19) Filed as an exhibit to the Company's Form 10-KSB, for the fiscal year ended December 31, 1995.
(20) Filed as an exhibit to the Company's Form 8-K/A dated October 5, 1995.
(21) Filed as an exhibit to Post-Effective Amendment No. 1 to the Company's Registration Statement dated August 9, 1996.

     b) REPORTS ON FORM 8-K. The following reports were filed on Form 8-K during the last quarter of the fiscal year:

     Date of Report           Item
     --------------           ----
     December 11, 1998        Item 1.  Change in Control of Registrant

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 5, 1999

                                     JANEX INTERNATIONAL, INC.


                                     By: /s/ Vincent W. Goett
                                        ----------------------------------------
                                        Vincent W. Goett, Chairman of the Board,
                                        President and Chief Executive Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signatures                      Title                             Date
----------                      -----                             ----
/s/ Vincent Goett               Chairman of the Board, President  May 5, 1999
-----------------------------   and Chief Executive Officer
Vincent W. Goett

/s/ Frederick B. Gretsch, Sr.   Chief Financial Officer,          May 5, 1999
-----------------------------   Treasurer and Secretary
Frederick B. Gretsch, Sr.

/s/ Joseph K. Petter            Chief Operating Officer           May 5, 1999
-----------------------------
Joseph K. Petter