Form 10QSB
period 1999-03-31
JANEX INTERNATIONAL INC
filed 1999-05-17
CIK 800454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

    [  ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934 (NO FEE REQUIRED) For the transition period from:
          Not applicable

Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

           COLORADO                                             84-1034251
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

     2999 N. 44TH STREET, SUITE 225                            85018-7247
            PHOENIX, ARIZONA                                   (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (602) 808-8765


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

As of April 30, 1999, the issuer had 18,098,750 shares of its common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes     No  X
                                                      ---    ---

Total sequential number pages in this document:   15
                                                 ----

                           JANEX INTERNATIONAL, INC.

                                      INDEX

                                                                         PAGE
                                                                       NUMBER
                                                                       ------


PART I

ITEM 1   CONSOLIDATED FINANCIAL STATEMENTS:

             Balance Sheets as of March 31, 1999 (unaudited)
                and December 31, 1998                                       3

             Statements of Operations (unaudited) for the three months
                ended March 31, 1999 and 1998                               4

             Statements of Cash Flows (unaudited) for the three months
                ended March 31, 1999 and 1998                               5

             Notes to Consolidated Financial Statements (unaudited)       6-9


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION      10-13

PART II  OTHER INFORMATION

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                  14

         SIGNATURE                                                         15

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                    (UNAUDITED)
                                                    DECEMBER 31,     MARCH 31,
                                                       1998            1999
                                                   ============    ============
ASSETS
Current assets:
 Cash and cash equivalents                         $     62,412    $     17,733
 Accounts receivable, net of allowance of
  $26,000 at December 31, 1998 and
  March 31, 1999, respectively                          162,710         201,058
 Inventories                                            131,098          35,033
 Prepaid royalties                                       59,934         141,934
 Other current assets                                    25,257          22,805
                                                   ------------    ------------
Total current assets                                    441,411         418,563

Property and equipment, net                             258,103         212,417
Intangible assets, net                                  405,625         402,072
                                                   ------------    ------------
Total assets                                       $  1,105,139    $  1,033,052
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
 Advance from parent                               $    621,080    $  1,226,799
 Accounts payable                                       602,715         366,569
 Accrued expenses                                     1,203,277         969,835
 Note payable - other                                   257,000         257,000
                                                   ------------    ------------
Total current liabilities                             2,684,072       2,820,203

Shareholders' deficit:
 Class A convertible preferred stock,
     no par value:
     Authorized shares - 5,000,000
     Issued and outstanding shares - 5,000,000 at
       December 31, 1998 and March 31, 1999,
       respectively                                     569,022         569,022
 Common stock, no par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 18,098,750 at
       December  31, 1998 and March 31, 1999,
       respectively                                  12,803,327      12,803,327
 Additional paid-in capital                             554,517         554,517
 Accumulated deficit                                (15,505,799)    (15,714,017)
                                                   ------------    ------------
Total shareholders' deficit                          (1,578,933)     (1,787,151)
                                                   ------------    ------------
Total liabilities and shareholders' deficit        $  1,105,139    $  1,033,052
                                                   ============    ============

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     1998             1999
                                                 ============     ============
Net sales                                        $  1,608,557     $    222,346
Cost of sales                                         769,735          187,037
Royalty expense                                        54,859            5,355
                                                 ------------     ------------
Gross profit                                          783,963           29,954

Operating expenses:
   Selling, general and administrative                424,536          154,928
   Depreciation and amortization                       75,244           73,408
                                                 ------------     ------------
Income (loss) from operations                         284,183         (198,382)
Other income (expense):
   Interest income                                        157               --
   Interest expense                                   (57,325)          (5,520)
   Other income                                         1,375              409
                                                 ------------     ------------
Net income (loss) before income taxes                 228,390         (203,493)
Provision for income taxes                             (5,083)          (4,725)
                                                 ------------     ------------
Net income (loss)                                $    223,307     $   (208,218)
                                                 ============     ============
Basic and diluted net loss per common share      $       0.02     $      (0.01)
                                                 ============     ============
Weighted average number of shares outstanding       9,005,267       18,098,750
                                                 ============     ============

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                         ---------------------
                                                            1998        1999
                                                         =========   =========
OPERATING ACTIVITIES
Net income (loss)                                        $ 223,307   $(208,218)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
       Depreciation                                         42,623      45,686
       Amortization                                         32,621      27,722
       Imputed Interest                                     20,273          --
       Provision (credit) for doubtful accounts             14,341          --
       Changes in operating assets and liabilities:
          Accounts receivable                             (158,250)    (38,348)
          Inventories                                       19,942      96,065
          Prepaid expenses and other                      (131,275)    (79,548)
          Accounts payable                                 168,692    (236,146)
          Accrued expenses and other                      (332,788)   (233,442)
                                                         ---------   ---------
Net cash used in operating activities                     (100,514)   (626,229)
                                                         ---------   ---------
INVESTING ACTIVITIES
Purchase of property and equipment                          (6,483)         --
Product development costs                                  (19,998)    (24,168)
                                                         ---------   ---------
Net cash used in investing activities                      (26,481)    (24,168)
                                                         ---------   ---------
FINANCING ACTIVITIES
Advances from parent                                            --     605,718
Net payments on notes payable                              (96,415)         --
Payments on loans payable - agent                          (11,004)         --
Proceeds from issuance of common stock                     250,000          --
                                                         ---------   ---------
Net cash provided by financing activities                  142,581     605,718
                                                         ---------   ---------
Net increase (decrease) in cash and cash equivalents        15,586     (44,679)
Cash and cash equivalents at beginning of period           164,672      62,412
                                                         ---------   ---------
Cash and cash equivalents at end of period               $ 180,258   $  17,733
                                                         =========   =========

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998


1.  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Janex International, Inc. and subsidiaries (the "Company") are in the business of developing, marketing and selling toys and functional children's products which are manufactured by subcontractors. The Company sells its products primarily to U.S.-based retailers and their Hong Kong subsidiaries.

On December 11, 1998, approximately 79 percent of the Company's outstanding stock was acquired by Futech Interactive Products, Inc. ("Futech"). Because the minority interest exceeds 20 percent, the Company did not establish a new basis of accounting upon the acquisition.

The accompanying consolidated financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998, and the changes in cash flows for the three months ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements.

Certain information and footnote disclosures, normally included in financial statements have been prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in the financial statements are adequate to make the information presented herein not misleading. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate at balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant (in December 31, 1998 and March 31, 1999, the adjustment was not significant), are recorded as comprehensive income.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past three years and has negative net worth and negative working capital as March 31, 1999. These factors raise significant doubt as to the Company's ability to continue as a going concern.

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

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB ) and related Interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of the Company's employee stock options equals managements estimate of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

Deferred expense on stock and options issued to officers and directors for service other consideration to be received in the future are offset against equity and are amortized to expense over the period of benefit.

Loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAF) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares. Diluted earnings per share is computed using the weighted average number of common share equivalents during the period. Common share equivalents include employee stock options using the treasury method and dilutive convertible securities using the if-converted methods. Common share equivalents have been excluded for the calculation of loss per share for all periods presented, as their effect is anti-dilutive.

As of January 1, 1998, the Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive loss and it components. Comprehensive loss for the Company is the same as net loss for all periods presented.

3.  INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following at March 31, 1999 and December 31, 1998:

                                DECEMBER 31, 1998        MARCH 31, 1999
                               --------------------    -------------------
Finished goods                    $    131,098            $   35,033
Work-in-process                              -                     -
                               --------------------    -------------------
                                  $    131,098            $   35,033
                               ====================    ===================


4. NOTE PAYABLE - OTHER

The Company may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus 0.25 percent (8.0 percent at March 31, 1999). The line is secured by all of the Company's assets and is personally guaranteed by two shareholders. Borrowings under the line are due July 1, 1999. Borrowing capacity of $143,000 is available at March 31, 1999.

5. SEGMENT INFORMATION

         A summary of the Company's operations by geographical area for the three months ended March 31, 1998, and 1999 were as follows:

                                                                     Adjustments
                                   United             Hong               and
                                   States             Kong           Eliminations      Consolidated
                                 -----------       -----------       -----------       -----------
1998
Net sales:
Customers                        $    15,679       $ 1,592,878                --       $ 1,608,557
Intercompany                                             1,952            (1,952)               --
                                 -----------       -----------       -----------       -----------
Total revenue                         15,679         1,594,830            (1,952)        1,608,557

Operating income (loss)             (391,413)          675,596                --           284,183
Interest expense                     (49,085)           (8,240)               --           (57,325)
Depreciation and amortization        (27,052)          (48,192)               --           (75,244)


                                                                     Adjustments
                                   United             Hong               and
                                   States             Kong           Eliminations      Consolidated
                                 -----------       -----------       -----------       -----------
1999
Net sales:
Customers                        $   119,354       $   102,992       $        --       $   222,346
Intercompany                              --                --                --                --
                                 -----------       -----------       -----------       -----------
Total revenue                        119,354           102,992                             222,346

Operating loss                      (156,504)          (41,878)               --          (198,382)
Interest expense                      (5,319)             (201)               --            (5,520)
Depreciation and amortization        (24,887)          (48,521)               --           (73,408)

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998:

Net Sales
---------

For three months ended March 31, 1999, net sales decreased significantly by $1,386,211 or 86.2%, to $222,346, as compared to net sales of $1,608,557 for the three months ended March 31, 1998. The significant decrease in net sales is due to the transitional effects of the majority of our outstanding common stock being acquired by Futech Interactive Products, Inc. and the company's organization of a new product development team, operations management team, Board of Directors, sales representation, and corporate headquarters. We believe that our net sales will increase in the near future as some of those transitional effects are diminished.

At March 31, 1999, the Company had a backlog of unfilled orders of approximately $400,000 comparable with its order backlog of approximately $1,200,000 at March 31, 1998. Although the Company has noted a general decrease in order flow in 1999, as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the full fiscal year ending December 31, 1999.

Gross Profit
------------

For the three months ended March 31, 1999, gross profit was $29,954 or 13.5% of net sales, as compared to $783,963 or 48.7% of net sales for the three months ended March 31, 1998. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The decrease in gross margin in 1999, as compared to 1998, was the result of the Company deciding to close out certain slow-moving inventory at little or no profit and price adjustments due to competition.

Royalty Expense
---------------

For the three months ended March 31, 1999, royalty expense was $5,355 or 2.4% of net sales, as compared to $54,859 or 3.4% of net sales for the three months ended March 31, 1998. The decrease of royalty expense in 1999, as compared to 1998 was a result of a shift in the sales mix to a higher proportion of non-royalty sales, which include the Wet Pet line.

Selling, General and Administrative Expense
-------------------------------------------

For the three months ended March 31, 1999, selling, general and administrative expenses decreased by $269,608 or 63.5%, to $154,928 or 69.7% of net sales, as compared to $424,536 or 26.4% of net sales, for the three months ended March 31, 1998. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in selling, general and administrative expenses is a direct result of management's continuing effort to reduce fixed overhead costs.

Liquidity and Capital Resources
-------------------------------

The Company's cash balance decreased by $44,679 to $17,733 at March 31, 1999, as compared to $62,412 at December 31, 1998. The Company's net working capital decreased by $158,979 from working capital deficit of $2,242,661 at December 31, 1998 to a working capital deficit of $2,401,640 at March 31, 1999 and the Company's current ratio decreased to 0.15:1 at March 31, 1999, as compared to 0.16:1 at December 31, 1998.

The Company believes that its existing cash balance together with its existing lines of credit and projected cash flow from operations will not be sufficient to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1999. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital.

The Company's ultimate ability to continue as a going concern depends on: (i) the market acceptance of its products; (ii) its generation of sufficient operating profits; (iii) its creation of a sustainable positive cash flow; and
(iv) obtaining additional financial resources to provide near term operating cash. Management believes that the financial resources from its majority shareholder, Futech, in addition to sales generated from new product lines that it is developing, will allow the company to continue in operation for fiscal year 1999.

The Company had negative cash flow from operating activities of $626,229 for the three months ended March 31, 1999, as compared to a negative operating cash flow in 1998 of $100, 514, as declining sales have led to lower accounts receivable collections in 1999.

During the three months ended March 31, 1999, the Company incurred additions to product development costs of $24,168. This compares to additions to tooling and molds related to new licenses of $6,483 and additions to product development costs of $19,998 for the three months ended March 31, 1998.

The Company generated $605,718 from financing activities during the three months ended March 31, 1999, compared to $142,581 during the same period in 1998. The cash generated in financing activities came from proceeds of advances from parent of $605,718.

The Company's capital commitments for 1999 include commitments for minimum guaranteed royalties under licensing agreements. The commitments for 1999 amount to $268,959. The Company also maintains a non-cancelable operating lease on its former facility, although it subleases that space for an amount approximating the Company's rent to the landlord. Future minimum payments under this lease are $102,000 for 1999.

The Company may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus 0.25 percent (8.0 percent at March 31, 1999). The line is secured by all of the Company's assets and is personally guaranteed by two shareholders. Borrowings under the line are due July 1, 1999. Borrowing capacity of $143,000 is available at March 31, 1999.

Inflation
---------

Management does not believe that inflation has had a significant impact on the Company's costs and profits during the past two years.

Year 2000
---------

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

Forward-Looking Statements
--------------------------

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended December 31, 1998 and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

         o        the implementation of our growth strategy;

         o        the integration of acquisitions;

         o        the availability of additional capital;

         o        variations in stock prices and interest rates;

         o        fluctuations in quarterly operating results; and

         o other risks and uncertainties described in our filings with the SEC.

  We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


  ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits -

                  27 Financial Data Schedule (electronic filing only)

         (b) Reports on Form 8-K - The following reports were filed on Form 8-K during the three months ended March 31, 1999:

                  Date of Report                Item
                  --------------                ----

                  February 25, 1999             Item 4.  Changes In Registrant's
                                                         Certifying Accountant.

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




                                 JANEX INTERNATIONAL, INC.
                                 -------------------------
                                        Registrant

  Date: May 17, 1999           By:  /s/ Vincent W. Goett
                                  -------------------------------
                                  Vincent W. Goett
                                  President
                                  Chief Executive Officer


                               By:  /s/ Fred B. Gretsch
                                  -------------------------------
                                  Chief Financial Officer
                                  Treasurer and Secretary