Form 10QSB
period 1999-06-30
JANEX INTERNATIONAL INC
filed 1999-08-16
CIK 800454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from: Not applicable

Commission File No. 0-17927


                            JANEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

           COLORADO                                              84-1034251
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


     2999 N. 44TH STREET, SUITE 225
            PHOENIX, ARIZONA                                     85018-7247
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

As of July 31, 1999, the issuer had 18,098,750 shares of its common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

Total sequential number pages in this document: 15

                            JANEX INTERNATIONAL, INC.

                                      INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I

ITEM 1    CONSOLIDATED FINANCIAL STATEMENTS:

          Balance Sheets as of June 30, 1999 (unaudited)
            and December 31, 1998                                              3

          Statements of Operations (unaudited) for the six months
            ended June 30, 1999 and 1998                                       4

          Statements of Cash Flows (unaudited) for the six months
            ended June 30, 1999 and 1998                                       5

          Notes to Consolidated Financial Statements (unaudited)             6-9


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10-13


PART II

ITEM 5    OTHER INFORMATION                                                   14

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                    14

          SIGNATURE                                                           15

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                    (UNAUDITED)
                                                    DECEMBER 31,      JUNE 30,
                                                       1998            1999
                                                   ------------    -------------
ASSETS
Current assets:
  Cash and cash equivalents                        $     62,412    $     14,902
  Accounts receivable, net of allowance of
    $25,973 at December 31, 1998 and June 30,
    1999, respectively                                  162,710         211,793
  Inventories                                           131,098          35,018
  Prepaid royalties                                      59,934         124,434
  Other current assets                                   25,257          27,534
                                                   ------------    ------------
Total current assets                                    441,411         413,681

Property and equipment, net                             258,103         174,383
Intangible assets, net                                  405,625         362,011
Other assets                                                 --          13,022
                                                   ------------    ------------

Total assets                                       $  1,105,139    $    963,097
                                                   ============    ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Advance from parent                              $    621,080    $  1,571,249
  Accounts payable                                      602,715         356,343
  Accrued expenses                                    1,203,277         842,364
  Note payable - other                                  257,000         257,000
                                                   ------------    ------------

Total current liabilities                             2,684,072       3,026,956

Shareholders' deficit:
  Class A convertible preferred stock,
    no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 at
      December 31, 1998 and June 30, 1999,
      respectively                                      569,022         569,022
  Common stock, no par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares - 18,098,750 at
    December  31, 1998 and June 30, 1999,
    respectively                                     12,803,327      12,803,327
  Additional paid-in capital                            554,517         554,517
  Accumulated deficit                               (15,505,799)    (15,990,725)
                                                   ------------    ------------

Total shareholders' deficit                          (1,578,933)     (2,063,859)
                                                   ------------    ------------

Total liabilities and shareholders' deficit        $  1,105,139    $    963,097
                                                   ============    ============

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                           FOR THE THREE MONTHS           FOR THE SIX MONTHS
                                              ENDED JUNE 30,                ENDED JUNE 30,
                                       ---------------------------    ---------------------------
                                           1998           1999            1998           1999
                                       -----------    ------------    -----------    ------------
Net Sales                              $   592,068    $     22,589    $ 2,200,625    $    244,935
Cost of Sales                              354,788          14,872      1,124,523         201,909
Royalty Expense                            167,066             797        221,925           6,152
                                       -----------    ------------    -----------    ------------
Gross Profit                                70,214           6,920        854,177          36,874

Operating Expenses:
  Selling, general and administrative      338,364         199,180        762,900         354,108
  Depreciation and Amortization             87,019          75,548        162,263         148,956
                                       -----------    ------------    -----------    ------------
Loss from operations                      (355,169)       (267,808)       (70,986)       (466,190)
                                       -----------    ------------    -----------    ------------

Other income (expense)
  Interest income                            4,003              --          4,160              --
  Interest expense                         (56,446)         (6,840)      (113,771)        (12,360)
  Other income(expense)                        465          (2,060)         1,840          (1,651)
                                       -----------    ------------    -----------    ------------
Total other income(expense)                (51,978)         (8,900)      (107,771)        (14,011)
                                       -----------    ------------    -----------    ------------

Loss before income tax                    (407,147)       (276,708)      (178,757)       (480,201)
Income tax provision                          (817)             --         (5,900)         (4,725)
                                       -----------    ------------    -----------    ------------
Net Loss                               $  (407,964)   $   (276,708)   $  (184,657)   $   (484,926)
                                       ===========    ============    ===========    ============


Loss per common share                  $     (0.04)   $      (0.02)   $     (0.02)   $      (0.03)

Weighted average number of
shares outstanding                       9,962,105      18,098,750      9,962,105      18,098,750
                                        ===========    ============    ===========    ============

                             See accompanying notes

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                       SIX MONTHS ENDED JUNE 30,
                                                       -------------------------
                                                           1998         1999
                                                        ---------    ---------
OPERATING ACTIVITIES
Net loss                                                $(184,657)   $(484,926)
Adjustments to reconcile net income (loss) to net cash
  Provided by (used in) operating activities:
    Depreciation                                           90,722       90,118
    Amortization                                           71,541       58,838
    Imputed Interest                                       40,546           --
    Provision (credit) for doubtful accounts              (10,439)          --
  Changes in operating assets and liabilities:
    Accounts receivable                                   (98,942)     (49,083)
    Inventories                                          (150,447)      96,080
    Prepaid expenses and other                             (7,426)     (70,776)
    Accounts payable                                      249,299     (246,369)
    Accrued expenses and other                            (70,182)    (360,946)
                                                        ---------    ---------
Net cash used in operating activities                     (69,985)    (967,064)

INVESTING ACTIVITIES
Purchase of property and equipment                        (54,702)          --
Product development costs                                 (80,042)     (30,615)
                                                        ---------    ---------
Net cash used in investing activities                    (134,744)     (30,615)

FINANCING ACTIVITIES
Advances from parent                                           --      950,169
Net payments on notes payable                            (115,743)          --
Payments on loans payable - agent                         (56,364)          --
Proceeds from issuance of common stock                    250,000           --
                                                        ---------    ---------
Net cash provided by financing activities                  77,893      950,169

Net decrease in cash and cash equivalents                (126,836)     (47,510)
Cash and cash equivalents at beginning of period          164,672       62,412
                                                        ---------    ---------
Cash and cash equivalents at end of period              $  37,836    $  14,902
                                                        =========    =========

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 1999 AND 1998


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

The accompanying consolidated financial statements are unaudited, but, in the opinion of the management of the Company, contain all adjustments necessary to present fairly the financial position at June 30, 1999, the results of operations for the six months ended June 30, 1999 and 1998, and the changes in cash flows for the six months ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1998 is derived from the Company's audited financial statements.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate at balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant (at December 31, 1998 and June 30, 1999, the adjustment was not significant), are recorded as comprehensive income.

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

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past three years and has negative net worth and negative working capital as June 30, 1999. These factors raise significant doubt as to the Company's ability to continue as a going concern.

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

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB ) and related Interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of the Company's employee stock options equals management's estimate of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

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

3. INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following at June 30, 1999 and December 31, 1998:

                                         DECEMBER 31, 1998        JUNE 30, 1999
                                         -----------------        -------------

Finished goods                                $131,098                $35,018
Work-in-process                                     --                     --
                                              --------                -------
                                              $131,098                $35,018
                                              ========                =======

4. NOTE PAYABLE - OTHER

The Company may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus 0.25 percent (8 percent at June 30, 1999). The line is collateralized by all of the Company's assets and is personally guaranteed by two shareholders. Borrowings under the line has been extended to September 1, 1999 from the original due date of July 1, 1999. Borrowing capacity of $143,000 is available at June 30, 1999.

5. SEGMENT INFORMATION

     A summary of the Company's operations by geographical area for the six months ended June 30, 1998, and 1999 were as follows:

                                                      Adjustments
                                 United       Hong        and
                                 States       Kong    Eliminations  Consolidated
                                 ------       ----    ------------  ------------
1998
Net sales:
   Customers                   $  28,388   $2,172,237    $     --    $2,200,625
   Intercompany                       --        1,952      (1,952)           --
Total sales                       28,388    2,174,189      (1,952)    2,200,625

Operating income (loss)         (754,601)     683,615          --       (70,986)
Interest expense                 (98,581)     (15,190)         --      (113,771)
Depreciation and amortization    (57,187)    (105,076)         --      (162,263)

                                                      Adjustments
                                 United       Hong        and
                                 States       Kong    Eliminations  Consolidated
                                 ------       ----    ------------  ------------
1999
Net sales:
   Customers                   $ 119,354   $  125,581    $     --    $  244,935
   Intercompany                       --           --          --            --
Total sales                      119,354      125,581          --       244,935

Operating loss                  (349,718)    (113,224)         --      (462,942)
Interest expense                 (15,670)          62          --       (15,608)
Depreciation and amortization    (51,225)     (97,731)         --      (148,956)

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CONSOLIDATED RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998:

NET SALES

For six months ended June 30, 1999, net sales decreased by $1,955,690 or 89%, to $244,935, as compared to net sales of $2,200,625 for the six months ended June 30, 1998. The significant decrease in net sales is a result of several factors. There was an apparent lack of any popular licenses in the marketplace. As a result, many of the major customers of the Company are not willing to make large inventory commitments. Additionally, some customers have experienced an overstocking of inventory, due to previously purchased inventory not selling as expected

At June 30, 1999, the Company had a backlog of unfilled orders of approximately $200,000 compared to its order backlog of approximately $1,000,000 at June 30, 1998. Although the Company has noted a general decrease in order flow in 1999, as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the fiscal year ending December 31, 1999.

GROSS PROFIT

For the six months ended June 30, 1999, gross profit was $36,874 or 15% of net sales, as compared to $854,177 or 39% of net sales for the six months ended June 30, 1998. The Company typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The decrease in gross margin in 1999, as compared to 1998, was the result of the Company deciding to sell certain slow-moving inventory at little or no profit.

ROYALTY EXPENSE

For the six months ended June 30, 1999, royalty expense was $6,152 or 3% of net sales, as compared to $221,925 or 10% of net sales for the six months ended June 30, 1998. The decrease of royalty expense in 1999, as compared to 1998 was a result of a shift in the sales mix to non-royalty items, which includes the Wet Pet line.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the six months ended June 30, 1999, selling, general and administrative expenses decreased by $408,792 or 54%, to $354,108 or 145% of net sales, as compared to $762,900 or 35% of net sales, for the six months ended June 30,

1998. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in fixed selling, general and administrative expenses is a direct result of management's continuing effort to reduce fixed overhead costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash balance decreased by $47,510 to $14,902 at June 30, 1999, as compared to $62,412 at December 31, 1998. The Company's net working capital decreased by $370,614 from working capital deficit of $2,242,661 at December 31, 1998 to a working capital deficit of $2,613,275 at June 30, 1999 and the Company's current ratio decreased to 0.14:1 at June 30, 1999, as compared to 0.16:1 at December 31, 1998.

The Company believes that its existing cash balance together with its existing line of credit and projected cash flow from operations will not be sufficient to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1999. The Company has experienced recurring losses from operations, negative cash flows and decreases in working capital.

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

The Company had negative cash flow from operating activities of $967,064 for the six months ended June 30, 1999, as compared to a negative operating cash flow in 1998 of $69,985, as declining sales have led to lower accounts receivable collections in 1999.

During the six months ended June 30, 1999, the Company incurred additions to product development costs of $30,615. This compares to additions to tooling and molds related to new licenses of $54,702 and additions to product development costs of $80,042 for the six months ended June 30, 1998.

The Company generated $950,169 from financing activities during the six months ended June 30, 1999, compared to $77,893 during the same period in 1998. The cash generated in financing activities came from proceeds of advances from parent of $950,169.

The Company's capital commitments for 1999 include commitments for minimum guaranteed royalties under licensing agreements. The commitments for 1999 amount to $181,500. The Company also maintains a non-cancelable operating lease on its former facility, although it subleases that space for an amount approximating the Company's rent to the landlord. Future minimum payments under this lease are $51,000 for 1999.

The Company may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus 0.25 percent (8.0 percent at June 30, 1999). The line is secured by all of the Company's assets and is personally guaranteed by two shareholders. Borrowings under the line are due September 1, 1999. Borrowing capacity of $143,000 was available at June 30, 1999.

INFLATION

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

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described in our Annual Report on Form 10-KSB for the year ended December 31, 1998 and other risks and uncertainties indicated form time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially form those expressed in our forward-looking statements:

*   the implementation of our growth strategy;
*   the integration of acquisitions;
*   the availability of additional capital;
*   variations in stock prices and interest rates;
*   fluctuations in quarterly operating results; and
*   other risks and uncertainties described in our filings with the SEC.

We make no commitment to disclose any revisions to forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

PART II OTHER INFORMATION


ITEM 5 OTHER INFORMATION

     On June 7, 1999, a Form S-4 was filed with the SEC to which the Company was a party. The Company's Board of Directors authorized a merger transaction whereby the Company and four other entities would merge into a newly incorporated entity, known as Futech Interactive Products (Delaware) Inc. The merger is subject to shareholder approval.


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits -

          27 Financial Data Schedule (electronic filing only)

     (b) 8-K - a current report on Form 8-K was filed on June 15, 1999 to report the parties' signing of a global merger agreement dated June 7, 1999, as described in Item 5 above.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               JANEX INTERNATIONAL, INC.
                                               ---------------------------------
                                                           Registrant


Date: August 16, 1999                      By: /s/ Vincent W. Goett
                                               ---------------------------------
                                               Vincent W. Goett
                                               President
                                               Chief Executive Officer, Director


                                           By: /s/ Fred B. Gretsch
                                               ---------------------------------
                                               Frederick B. Gretsch, Sr.
                                               Chief Financial Officer
                                               Treasurer and Secretary, Director