Form 10QSB
period 1999-09-30
JANEX INTERNATIONAL INC
filed 1999-11-15
CIK 800454

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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


                                 (602) 808-8765
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

As of November 1, 1999, the issuer had 18,098,750 shares of its common stock, no par value, issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                            JANEX INTERNATIONAL, INC.

                                TABLE OF CONTENTS

                                                                           PAGE
                                                                          NUMBER
                                                                          ------
PART I

ITEM 1    CONSOLIDATED FINANCIAL STATEMENTS:

               Balance Sheets as of September 30, 1999 (unaudited)
               and December 31, 1998                                           3

               Statements of Operations (unaudited) for the three
               months and nine months ended  September 30,
               1999 and 1998                                                   4

               Statements of Cash Flows (unaudited) for the nine months
               ended September 30, 1999 and 1998                               5

               Notes to Consolidated Financial Statements (unaudited)        6-9


ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION        10-13

PART II   OTHER INFORMATION

ITEM 5    OTHER INFORMATION                                                   14

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K                                    14

          SIGNATURE                                                           15

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)
                                                    December 31,   September 30,
                                                       1998            1999
                                                    ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents                         $     62,412   $     17,764
  Accounts receivable, net of allowance of
    $26,000 and $25,955 at December 31, 1998
    and September 30, 1999, respectively                 162,710        200,234
  Inventories                                            131,098         19,152
  Prepaid royalties                                       59,934         80,576
  Other current assets                                    25,257          8,401
                                                    ------------   ------------
Total current assets                                     441,411        326,127
Property and equipment, net                              258,103        138,289
Intangible assets, net                                   405,625        327,064
Other assets                                                  --         15,455
                                                    ------------   ------------
Total assets                                        $  1,105,139   $    806,935
                                                    ============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
  Advance from parent                               $    621,080   $  1,697,964
  Accounts payable                                       602,715        358,051
  Accrued expenses                                     1,203,277        954,152
  Note payable - other                                   257,000        256,943
                                                    ------------   ------------
Total current liabilities                              2,684,072      3,267,110
Shareholders' deficit:
  Class A convertible preferred stock,
    no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 at
      December 31, 1998 and September 30, 1999,
      respectively                                       569,022        569,022
  Common stock, no par value:
  Authorized shares - 20,000,000
  Issued and outstanding shares - 18,098,750 at
      December  31, 1998 and September 30, 1999,
      respectively                                    12,803,327     12,803,327
  Additional paid-in capital                             554,517        554,517
  Accumulated deficit                                (15,505,799)   (16,387,041)
                                                    ------------   ------------
Total shareholders' deficit                           (1,578,933)    (2,460,175)
                                                    ------------   ------------
Total liabilities and shareholders' deficit         $  1,105,139   $    806,935
                                                    ============   ============

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                For the Three Months Ended       For the Nine Months Ended
                                       September 30,                   September 30,
                               ----------------------------    ----------------------------
                                           1998                            1999
                               ----------------------------    ----------------------------
Net Sales                      $    779,014    $     47,442    $  2,979,639    $    292,377
  Cost of Sales                     495,182          36,973       1,619,705         238,882
  Royalty Expense                   122,425          76,112         344,350         173,503
                               ------------    ------------    ------------    ------------
  Gross margin                      161,407         (65,643)      1,015,584        (120,008)

Operating Expenses:
  Selling, general
  and administrative                288,991         137,874       1,051,891         491,982
  Depreciation and
  amortization                       94,246          95,617         256,509         244,574
                               ------------    ------------    ------------    ------------
Loss from operations               (221,830)       (299,134)       (292,816)       (856,564)
                               ------------    ------------    ------------    ------------
Other income (expense)
  Interest income                        --              --           4,160              --
  Interest expense                  (56,542)         (7,305)       (170,313)        (19,665)
  Other income (expense)             (1,840)          1,362              --            (288)
                               ------------    ------------    ------------    ------------
Total other income (expense)        (58,382)         (5,943)       (166,153)        (19,953)
                               ------------    ------------    ------------    ------------
Loss before income tax             (280,212)       (305,077)       (458,969)       (876,517)
Income tax provision                     --              --          (5,900)         (4,725)
                               ------------    ------------    ------------    ------------
Net Loss                       $   (280,212)   $   (305,077)   $   (464,869)   $   (881,242)
                               ============    ============    ============    ============
Loss per common share          $      (0.03)   $      (0.02)   $      (0.05)   $      (0.05)

Weighted average number of
shares outstanding                9,962,105      18,098,750       9,962,105      18,098,750
                               ============    ============    ============    ============

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                           September 30,
                                                     --------------------------
                                                        1998           1999
                                                     -----------    -----------
OPERATING ACTIVITIES
Net loss                                             $  (464,869)   $  (881,242)
Adjustments to reconcile net income (loss) to net
  cash Provided by (used in) operating activities:
    Depreciation                                         144,477        139,538
    Amortization                                         112,032        105,036
    Inventory Write-offs                                      --         15,238
    Imputed Interest                                      60,819             --
    Provision (credit) for doubtful accounts              (6,939)           (18)
    Changes in operating assets and liabilities:
      Accounts receivable                               (179,011)       (37,506)
      Inventories                                       (301,171)        96,708
      Prepaid expenses and other                          (7,205)       (19,240)
      Accounts payable                                   365,990       (244,664)
      Accrued expenses and other                         188,924       (249,126)
                                                     -----------    -----------
Net cash used in operating activities                    (86,953)    (1,075,276)

INVESTING ACTIVITIES
Purchase of property and equipment                       (81,575)       (19,723)
Product development costs                                (92,990)       (26,476)
                                                     -----------    -----------
Net cash used in investing activities                   (174,565)       (46,199)

FINANCING ACTIVITIES
Advances from parent                                          --      1,076,884
Net payments on notes payable                             27,811            (57)
Payments on loans payable - agent                        (74,939)            --
Proceeds from issuance of common stock                   250,000             --
                                                     -----------    -----------
Net cash provided by financing activities                202,872      1,076,827
Net decrease in cash and cash equivalents                (58,646)       (44,648)
Cash and cash equivalents at beginning of period         164,672         62,412
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   106,026    $    17,764
                                                     ===========    ===========

                             See accompanying notes.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                  NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Janex International, Inc. and subsidiaries are in the business of developing, marketing and selling toys and functional children's products which are manufactured by subcontractors. Janex sells its products primarily to U.S.-based retailers and their Hong Kong subsidiaries.

On December 11, 1998, approximately 79 percent of Janex's outstanding stock was acquired by Futech Interactive Products, Inc. ("Futech"). Because the minority interest exceeds 20 percent, Janex did not establish a new basis of accounting upon the acquisition.

The accompanying consolidated financial statements are unaudited, but, in the opinion of the management of Janex, contain all adjustments necessary to present fairly the financial position at September 30, 1999, the results of operations for the nine months ended September 30, 1999 and 1998, and the changes in cash flows for the nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1998 is taken from Janex's audited financial statements.

Some of the information and footnote disclosures normally included in financial statements that are prepared in accordance with generally accepted accounting principles, have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission, however management of Janex believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and notes included in Janex's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Janex and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All balance sheet accounts of Janex's foreign subsidiaries are translated at the current exchange rate at the balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant, are recorded as comprehensive income. At December 31, 1998 and September 30, 1999, the adjustment was not significant.

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

The financial statements have been prepared assuming Janex will continue as a going concern. Janex has incurred significant operating losses in the past three years and has negative net worth and negative working capital as of September 30, 1999. These factors raise significant doubt as to Janex's ability to continue as a going concern.

Janex's ultimate ability to continue as a going concern depends on the market acceptance of its products, and the achievement of operating profits and positive cash flow. Janex will also require additional financial resources from its parent or other sources to provide near term operating cash to enable Janex to execute its plans to move toward profitability. Management believes that the financial resources of its new parent company, in addition to sales to be generated from new product lines that are being developed, will be sufficient to allow Janex to continue in operation.

The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES

Janex has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" (APB 25), and related Interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of Janex's employee stock options equals management's estimate of the fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

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

As of January 1, 1998, Janex adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive loss and its components. Comprehensive loss for Janex is the same as net loss for all periods presented.

3. INVENTORIES

Inventories are valued at the lower of cost or market and consist of the following at September 30, 1999 and December 31, 1998:

                                                   December 31,    September 30,
                                                      1998             1999
                                                    --------         --------
Finished goods                                      $131,098         $ 19,152
Work-in-process                                           --               --
                                                    --------         --------
                                                    $131,098         $ 19,152
                                                    ========         ========

4. NOTE PAYABLE - OTHER

Janex may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus 0.25 percent (8.50 percent at September 30, 1999). The line is collateralized by all of Janex's assets and is personally guaranteed by two shareholders. Borrowings under the line have been extended to December 31, 1999 from the original due date of July 1, 1999. Borrowing capacity of $143,057 is available at September 30, 1999.

5. SEGMENT INFORMATION

     A summary of Janex's operations by geographical area for the nine months ended September 30, 1998, and 1999 were as follows:

                                                              Adjustments
                                  United          Hong            and
                                  States          Kong        Eliminations   Consolidated
                                -----------    -----------    -----------    -----------
1998
Net sales:
   Customers                    $    69,513    $ 2,910,126    $        --    $ 2,979,639
   Intercompany                          --          1,952         (1,952)            --
                                -----------    -----------    -----------    -----------
Total revenue                        69,513      2,912,078         (1,952)     2,979,639

Operating income (loss)          (1,054,206)       761,390             --       (292,816)
Interest expense                   (148,825)       (21,488)            --       (170,313)
Depreciation and amortization      (122,937)      (133,572)            --       (256,509)

                                                              Adjustments
                                  United          Hong            and
                                  States          Kong        Eliminations   Consolidated
                                -----------    -----------    -----------    -----------
1999
Net sales:
   Customers                    $   119,354    $   173,023    $        --    $   292,377
   Intercompany                          --             --             --             --
                                -----------    -----------    -----------    -----------
Total revenue                       119,354        173,023                       292,377

Operating loss                     (704,946)      (151,617)            --       (856,563)
Interest expense                    (20,070)           405             --        (19,665)
Depreciation and amortization       (89,068)      (155,506)            --       (244,574)

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CONSOLIDATED RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998:

NET SALES

For nine months ended September 30, 1999, net sales decreased by $2,687,262 or 90%, to $292,377, as compared to net sales of $2,979,639 for the nine months ended September 30, 1998. The decrease in net sales is a result of several factors. There was an apparent lack of any popular licenses in the marketplace. As a result, many of the customers of Janex are not willing to make large inventory commitments. Additionally, some customers have experienced an overstocking of inventory, due to previously purchased inventory not selling as expected.

At September 30, 1999, Janex had a backlog of unfilled orders of approximately $111,000 compared to its order backlog of approximately $350,000 at September 30, 1998. Although Janex has noted a general decrease in order flow in 1999, as compared to prior years, the present backlog is not necessarily indicative of net sales to be expected for the fiscal year ending December 31, 1999.

GROSS MARGIN

For the nine months ended September 30, 1999, gross margin was ($120,008), or (41%) of net sales, as compared to a gross margin of $1,015,584, or 34% of net sales, for the nine months ended September 30, 1998. Janex typically establishes prices to obtain a target gross margin ranging from 45% to 50%, but overall gross margin can vary depending on the sales mix in each quarter. The decrease in gross margin in 1999, as compared to 1998, was the result of a write-off of prepaid royalties in the amount of $142,944 that were determined to have no value, as well as a decision to sell $115,683 in certain slow-moving inventory at little or no profit.

ROYALTY EXPENSE

For the nine months ended September 30, 1999, royalty expense was $173,503, or 59% of net sales, as compared to $344,350, or 12% of net sales, for the nine months ended September 30, 1998. The increase in royalty expense as compared to net sales for the nine months ending September 30, 1999 was a result of management's decision to expense $142,944 in unapplied prepaid royalties that were determined to have no future associated sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For  the  nine  months  ended   September   30,  1999,   selling,   general  and
administrative expenses decreased by $559,910, or 53%, to $491,981, or 168% of net sales, as compared to $1,051,891, or 35% of net sales, for the nine months ended September 30, 1998. Selling, general and administrative expenses are comprised of fixed overhead costs and variable selling expenses. The decrease in fixed selling, general and administrative expenses is a direct result of management's continuing effort to reduce fixed overhead costs. Management primarily accomplished this through reductions in payroll ($44,205), agent commissions ($115,850), travel ($66,656), and product testing/handling ($131,968).

LIQUIDITY AND CAPITAL RESOURCES

Janex's cash balance decreased by $44,648 to $17,764 at September 30, 1999, as compared to $62,412 at December 31, 1998. Janex's net working capital decreased by $607,082 from a working capital deficit of $2,242,661 at December 31, 1998 to a working capital deficit of $2,849,743 at September 30, 1999, and Janex's current ratio decreased to 0.13:1 at September 30, 1999, as compared to 0.16:1 at December 31, 1998.

Janex believes that its existing cash balance together with its existing line of credit and projected cash flow from operations will not be sufficient to fund projected order flow, overhead and debt repayment for the fiscal year ending December 31, 1999. Janex has experienced recurring losses from operations, negative cash flows and decreases in working capital.

Janex's ultimate ability to continue as a going concern depends on: (1) the market acceptance of its products; (2) its generation of sufficient operating profits; (3) its creation of a sustainable positive cash flow; and (4) obtaining additional financial resources to provide near term operating cash. Management believes that the financial resources from its majority shareholder, Futech, in addition to sales generated from new product lines it is developing, will allow Janex to continue in operation for fiscal year 1999.

Janex had negative cash flow from operating activities of $1,075,276 for the nine months ended September 30, 1999, as compared to a negative operating cash flow of $86,953 for the nine months ending September 30, 1998, as declining sales have led to lower accounts receivable collections in 1999.

During the nine months ended September 30, 1999, Janex incurred costs for additions to tooling and molds of $19,723 and costs for additions to product development costs of $26,476. This compares to costs for additions to tooling and molds related to new licenses of $81,575 and costs for additions to product development costs of $92,990 for the nine months ended September 30, 1998.

Janex generated $1,076,827 from financing activities during the nine months ended September 30, 1999, compared to $202,872 during the same period in 1998. The cash generated in financing activities primarily came from proceeds of advances from parent of $1,076,884.

Janex's capital commitments for 1999, include $37,500 for commitments for minimum guaranteed royalties under licensing agreements. Janex also maintains a non-cancelable operating lease on its former facility, although it subleases that space for an amount approximating Janex's rent to the landlord. Future minimum payments under this lease are $26,010 for 1999.

Janex may borrow up to $400,000 under a line of credit agreement with a bank. Borrowings under the line bear interest at the bank's prime rate plus 0.25 percent (8.50 percent at September 30, 1999). The line is secured by all of Janex's assets and is personally guaranteed by two shareholders. Borrowings under the line are due December 31, 1999. Borrowing capacity of $143,057 was available at September 30, 1999.

INFLATION

Management does not believe that inflation has had a significant impact on Janex's costs and profits during the past two years.

YEAR 2000

The Year 2000 presents special concerns for business and consumer computing. The Year 2000 issue is a result of computer programs being written using two digits rather than four to define the year. Computer programs that have date-sensitive functions may recognize a date using "00" as the year 1900 rather than the year 2000. This issue has grown in importance as the use of computers has become more pervasive and the dependence on computers has increased. Janex could be materially and adversely affected by the Year 2000 issue, either directly or indirectly. This could occur as a result of a system failure or miscalculation causing disruption to operations, including a temporary inability to process transactions, send invoices, ship goods, or engage in similar, normal business activities.

Failure of Janex to complete testing and renovation of its critical systems on a timely basis could have a material, adverse effect on Janex's financial condition and operating results, as could Year 2000 compliance problems experienced by others with whom Janex does business. Because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should our efforts, or the efforts of those companies with which we do business, not be successful.

All of Janex's information systems have been transferred to the systems of its parent company, Futech. internal information systems are a client/server environment. The information system has been tested by a third party computer consulting firm and we believe this system is Year 2000 compliant. In addition to the computer systems, we tested and have subsequently upgraded our telephone systems and voice mail systems. We have also installed new hardware and software for internal e-mail communications. All of the vendors for these upgrades have represented to us that the systems are Year 2000 compliant.

Janex has not had formal communications with suppliers or customers to determine the extent to which their failure to remedy their own Year 2000 compliance problems would materially affect Janex. At this time we do not know whether the subcontractors and suppliers will be able to deliver goods or services, or whether customers will be able to place orders, beyond December 31, 1999. If our suppliers are not able to provide necessary products or services to Janex as a result of Year 2000 compliance problems, we may be forced to seek other suppliers, and may be required to reduce or discontinue operations until the problems are resolved. Additionally, if our major customers are not able to function as a result of Year 2000 compliance problems, we may be forced to substantially reduce or discontinue operations until the problems are resolved.

At this time Janex cannot be confident that there will not be a system failure. Management's contingency plan is to use all Janex employees to manually perform the duties that would normally be performed electronically in order to meet the demands of customers. Our vendors and customers are much larger and more financially viable than Janex. We believe because of their size and financial resources, they will have instituted Year 2000 compliance programs to a much larger degree than Janex. If these companies do not establish adequate Year 2000 resolutions, Janex may be forced to substantially reduce or discontinue operations.

Any failure to address any unforeseen Year 2000 issue could adversely affect our business, financial condition, and results of operations.

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

     *    the financial difficulties of Futech, Janex's parent company;

     *    the effects of the pending merger;

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

PART II   OTHER INFORMATION


ITEM 5    OTHER INFORMATION

          On June 7, 1999, Janex's Board of Directors authorized a merger transaction whereby Janex and four other entities would merge into a newly incorporated entity, known as Futech Interactive Products(Delaware), Inc. The Proposed merger is described in Futech's registration statement on Form S-4, as amended, filed with the SEC.


ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits -

               27   Financial Data Schedule (electronic filing only)

          (b) 8-K - A current report on Form 8-K was filed on October 1, 1999 to report the resignation of a director, Les Friedland, from Janex's board of directors effective September 26, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                JANEX INTERNATIONAL, INC.
                                                       Registrant


Date: November 15, 1999                 By: /s/ Vincent W. Goett
                                            ------------------------------------
                                            Vincent W. Goett
                                            President
                                            Chief Executive Officer, Director


                                        By: /s/ Fred B. Gretsch, Sr.
                                            ------------------------------------
                                            Frederick B. Gretsch, Sr.
                                            Chief Financial Officer
                                            Treasurer and Secretary, Director