Form 10KSB
period 1999-12-31
JANEX INTERNATIONAL INC
filed 2000-05-11
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-KSB
    (Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from _______________ to ______________

Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                COLORADO                                   84-1034251
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     2999 N. 44TH STREET, SUITE 225                          85018
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

The issuer's net revenue for its most recent fiscal year was $283,995

The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 30, 2000 was $2,235,329

Number of registrant's shares of Common Stock outstanding as of April 1, 2000 was 9,698,750.

                                     PART I


ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION AND OVERVIEW

         Janex International, Inc., formerly known as With Design in Mind International, Inc. (the "Company"), was incorporated in Colorado on July 28, 1986. The Company is the parent corporation of With Design in Mind, a California corporation ("WDIM") and wholly owned subsidiary that it acquired on August 19, 1988, Janex Corporation, a New Jersey corporation ("Janex") and wholly owned subsidiary acquired on October 6, 1993, and Malibu Fun Stuffed, Inc., a California corporation ("Malibu") and wholly owned subsidiary acquired on August 4, 1995. The Company is also the parent corporation of Pro Gains Company Limited, a Hong Kong corporation ("Pro Gains") owned 50% by the Company and 50% by Janex, and Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation owned 99% by Malibu and 1% by the Company. As used herein, the term "the Company" refers to Janex International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

         Prior to October 6, 1993, the Company's business was conducted primarily through WDIM. From October 6, 1993, to August 4, 1995, the Company's business was conducted primarily through Janex and Pro Gains. Since August 4, 1995, the Company's business has been conducted primarily through Janex, Pro Gains, Malibu and MFSI. The Company's principal place of business is at 2999 N. 44th Street, Suite 225, Phoenix, Arizona 85018. The Company's telephone number is (602) 808-8765.

         The business of Janex has historically focused on the manufacturing and marketing of children's toys, coin and gumball banks, flashlights and battery-operated toothbrushes marketed under the brand name Janex. Janex incorporates licensed characters into most of its products, and sells its products to mass merchant retailers, toy specialty stores and department stores in the United States. Sales and manufacturing were historically facilitated through Pro Gains, Janex's sister company in Hong Kong.

         Malibu and MFSI (collectively referred to as the "Malibu Division") operated in tandem similarly to Janex and Pro Gains (collectively referred to as the "Janex Division"). Together they develop, manufacture and market toys and novelty gift items, selling to mass merchant retailers, chain stores, and specialty stores primarily in the United States. The product line of the Malibu Division differs from that of the Janex Division in that most of the Malibu Division products ("Malibu Products") do not incorporate licensed characters. Further, the Company considers the Janex Division products ("Janex Products") to be of a functional nature and not necessarily toys, while the Malibu Products fall more clearly into the toy category.

         The Company merged the operations of Janex and Malibu, and the operations of Pro Gains and MFSI, during 1996. The Company has since continued to maintain the Janex Product line and the Malibu Product line as two separate product lines.

         ACQUISITIONS

         During 1999, the Company entered into a global merger agreement that involved the Company combining with several companies with complementary products. The proposed merger transaction was not consummated and the respective parties withdrew from the overall transaction.

         The Company has moved during 2000 to establish relationships with and acquire companies with suitable technologies and products to promote growth in the Company's core business and revenues.

         On January 19, 2000, the Company signed a non-binding letter of intent to acquire 100% of the capital stock WebShare, Inc. ("WebShare"), a San Diego-based company that provides lead generation services to the timeshare vacation resort industry through its subsidiary, ResorTravel.com. The transaction is subject to, among other things, the negotiation, execution and delivery of definitive agreements.

         On February 17, 2000, the Company signed a non-binding memorandum of understanding to acquire 63.88% of the issued and outstanding common stock of Trudy Corporation, a public company, from its major shareholders (reduced to 52% to reflect sales by the majority stockholder). Trudy Corporation is a Norwalk, Connecticut-based designer, manufacturer, and distributor of high quality specialty publishing products, with a library of more than eighty books under the Soundprints imprint. The transaction is subject to, among other things, the negotiation, execution and delivery of definitive agreements.

         On February 25, 2000, the Company entered into an Agreement, as amended, with Futech Interactive Products, Inc., an Arizona company ("Futech"), to acquire the name and rights to the Internet URL www.oKid.com and the related website. This website had been under development for some time, and Company management believes that it provides an ideal opportunity for the Company to move directly into a visible Internet presence for business-to-consumer and business-to-business selling. The transaction is subject to approval of the board of directors of Futech and the Company.

         On February 25, 2000, the Company entered into an Agreement, as amended, with Futech to acquire all of the assets of Futech (other than the assets related to the website www.oKid.com) and assume certain liabilities of Futech. Futech's business consists of third-party publishing and proprietary publishing products using the Futech interactive technology and patented products. This technology relates primarily to printed audible signals, visual circuitry and associated electrical components such as switches, batteries, speakers and liquid crystal displays. The Company plans to apply the technology to produce books and play boards that emit speech, music and sound effects or other visual signals activated by switches in the surface of the product. The Company plans continue to expand this proprietary product line selection and to broaden the base of licenses for the use of Futech's products and technology. The transaction is subject to board and stockholder approval of Futech and board approval of the Company and stockholder approval of an increase in the number of authorized but unissued shares of the Company's common stock.

         On March 24, 2000, the Company entered into a Merger Agreement, as amended, with the DaMert Company ("DaMert"), a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. This transaction is subject to board and stockholder approval of the seller and approval of the Company's board.


BUSINESS OF ISSUER

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

         Most of the Janex Products incorporate licensed fantasy characters. Once the decision has been made to include a specific product in the line, the Janex Division will endeavor to obtain licenses to incorporate fantasy characters into the product. Presently, the Janex Division has licenses to utilize one or more trademarks and/or copyrights owned or controlled by, Saban Merchandising, World Championship Wrestling, The Lyons Group, and Warner Bros. Corporation. Although the basic underlying product may stay the same, generally the product goes through a stage of customization to tailor that product design to the fantasy character which is to be incorporated into it.

         The Janex Products are targeted for sale by mass merchant retailers for prices ranging from $3 to $30. Generally, the commercial life expectancy of any given Janex Product is virtually unlimited in its generic state (i.e., without a licensed character). For example, the predecessors of Janex marketed battery-operated toothbrushes for over twenty years. However, the commercial life span of any particular version of one of the Janex Products is directly tied into the length of the license agreement for the fantasy character incorporated into that product, and the popularity of that fantasy character with consumers. Since most of the Janex Division license agreements are written for a term of two years, and given that the popularity of most fantasy characters is short lived, the Company estimates that the useful life of any given version of the Janex Products will be no more than two years. Although the Company intends to continue to market some version of every one of the Janex Products it now sells for at least the next three years, the Company nevertheless is actively developing new products that could incorporate fantasy characters.

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

         The Company intends to add several new products in 2000, subject to the availability of working capital. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." The focus of new product introductions will be on products of similar characteristics to those already in the Company's product lines, i.e., similar retail price levels, the capability of incorporating a fanciful licensed character (for Janex Products), similar target age groups, functional or toys, suitable for manufacture through existing or similar factories, and suitable for distribution through existing distribution channels. The Company intends to continue to include in its strategy for product line growth the possibility of acquiring other companies, particularly where potential acquisition candidates offer product line, manufacturing or marketing synergies.

         The Company's products carry a 90-day limited warranty.

SERVICES

         The Company is aware of the potential impact on marketing to children and adults through the Internet. In order to position itself to take advantage of all levels of electronic commerce available through this medium, the Company is actively seeking to create alliances and ownership positions with existing Internet companies, and to develop an Internet presence with an entertaining, educational, high-traffic site which will become a leading and dominating influence for children and teens. The Company will emphasize safety and quality of content for accessing children, and will create a desirable site for repeat visits by children, teens and adults. The products of the Company and its partners will be promoted heavily on the site, and the Company expects to gain substantial product recognition and revenue from this exposure and selling opportunity, as well as an industry acceptance for innovation, quality and service.

         To commence the implementation of this strategy, as noted above, the Company has entered into an agreement to acquire the Internet website www.oKid.com. This website had been under development for some time, and provides an ideal opportunity for the Company to move directly into a visible Internet presence for business-to-consumer selling. The Company plans to continue development of the site, including adding business-to-business electronic-commerce capability. In addition, the Company plans to establish joint ventures and co-brand services with complementary sites.

GOVERNMENT REGULATIONS

         The Company is subject to the provisions of, among other laws, the Federal Hazardous Substances Act and the Federal Consumer Products Safety Act. Those laws empower the Consumer Products Safety Commission (the "CPSC") to protect children from hazardous products. The CPSC has the authority to exclude from the market articles that are found to be hazardous and can require a manufacturer to repurchase such products under specific circumstances. Any such determination by the CPSC is subject to court review. Similar laws exist in some states and cities in the United States and in many jurisdictions throughout the world. The Company endeavors to comply with all applicable regulations through a program of quality inspections and product testing.

MARKETING, DISTRIBUTION AND CUSTOMERS

         The Company sells its products nationwide to retailers, primarily through a network of independent sales representative firms, including one owned by a former president of the Company, which represents the Company's products to one of its largest customers. See "Certain Relationships and Related Transactions." The Company's products are displayed at two major consumer product shows in January and February of each year, and at a number of smaller specialty market shows throughout the year. Marketing activities for the Company's product lines primarily target mass merchant retailers in the United States and Canada.

         The product marketing strategy for the Janex Product line is to market the line as a selection of products for children that are primarily functional in nature, may in specific circumstances be used as toys, incorporate licensed characters where possible, are marketed under one brand name, Janex, and that retail for prices between $3 and $30. The brand name provides an umbrella for all products that helps both the sell-in of the product line to retailers, and the sell-through to customers.

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

         Customers purchase the Company's products on a letter of credit basis FOB Hong Kong through the Company's Hong Kong subsidiaries, Pro Gains and MFSI. Under these terms, title to the goods passes to the buyer at the point of origin and, in most cases, the buyer is responsible for the costs of transportation.

         Until 1996, domestic inventories were kept in a third-party contract warehouse facility. Since then, the Company's manufacturing and processing is currently handled in Hong Kong through Pro Gains and MFSI, Depending upon the results of current negotiations with prospective strategic partners and acquisitions, the Company may return to a policy of storage and distribution from one or more domestic warehouse facilities. In each instance, the Company will examine the relative efficiencies of such a storage and distribution model prior to committing to the costs involved.

         Letter of credit orders are processed through the Company's Hong Kong subsidiaries, Pro Gains and MFSI . The Company's subsidiary companies in Hong Kong have no employees; instead, they utilize a service agreement with Bondwealth, a Hong Kong-based services company (also referred to in the industry as an agent) for all orders, fulfillment, accounting and finance. Bondwealth provides the personnel and facilities to accomplish accepting orders primarily from retailers based in the United States and Canada, arranges for the manufacture of products to fill those orders, delivers the products to the customer or the customer's representative in Hong Kong, and then processes the necessary documentation to negotiate payment for the goods by way of letters of credit or, in some instances, by direct wire transfer from the customer.

         With the Company's anticipated Internet presence, as currently planned through the acquisition of www.oKid.com from Futech, the Company will enter into a new set of marketing and sales opportunities, and will face a new area of competition from established toy companies that also have or create a Web presence. The Company intends to create strong brand awareness for the site, and to generate a critical mass of user traffic to the site - that is, to use the website as a major drawing medium and focus of attention to generate repeated visits from both children and adults. The Company believes that its planned use of the www.oKid.com site as an entertainment, information and education site with strong drawing power and the potential for high repeat traffic should establish it in a strong position versus other competitors. The Company will then use this market position to facilitate business deals with key content vendors and product suppliers, thereby directing both interest and commerce to its own products and to products which it will re-sell or license for a presence on the website.

         The range of services the Company intends to supply via the website is intended to create strong site allegiance, to attract high advertising and related revenues, and to generate increased product awareness and demand for the Company's current and future products. Introduction of new characters and licensing, and their identification with a high-quality site such as OKID.COM, should further differentiate the Company from its competitors.

MANUFACTURING

         Most of the Company's products are manufactured to the Company's specifications by manufacturers based in Hong Kong. The Company believes that teaming contract manufacturers with Company employees yields cost savings, maximizes the design resources of the Company and shortens the new product introduction cycle. During the design stage, Company employees work closely with employees of the manufacturers, and also travel to the manufacturers' facilities, in order to accomplish the Company's design goals. Company employees also travel to the manufacturing facilities for the purpose of inspecting the manufacturing process and verifying the effectiveness of quality control and assurance programs. Products are shipped directly from the manufacturer to the customer.

         Molds and tooling for products manufactured off-shore are procured and owned by Pro Gains or MFSI. Pro Gains or MFSI, through its agent, initiates all orders for product with the manufacturer, and pays the manufacturer, through its agent, subsequent to the delivery of the product in accordance with payment terms agreed to between the Company and the manufacturer. All products manufactured in the Orient are manufactured specifically for a customer order. From time to time, the Company may have on hand a supply of specific components for incorporation into finished products, if those components are difficult to procure, have long lead times on delivery, or have minimum order quantities associated therewith.

PRODUCT DESIGN AND SELECTION

         For the Janex Product line, the Company seeks to identify functional products for children that will provide a benefit for both the parent and the child, which are suited to the incorporation of a licensed fantasy character, and which are not already being manufactured and marketed effectively by other companies.

         Traditionally, mothers purchase the majority of all children's products. Therefore, the primary target audience for the product line is mothers of boys and girls between the ages of three and ten. The Company believes that one of the greatest needs of any parent is help in "managing" their children. This would include such activities as help in keeping dolls and other playthings organized, brushing teeth, teaching children about money, and getting children to do their chores. The Janex Products are designed to be functional fun products that would help a parent "manage" their children and at the same time make routine activities and chores fun and/or easier for the child to perform.

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

         New products are initially selected based upon what management believes, in its experience, will be successful. However, in order to seek to reduce the expense of producing a product that may not sell, the Company may utilize the services of professional market research companies to perform product testings and to determine product viability. In the product selection and design process input is also solicited from buyers at specific retailers, and from sales representatives. Feedback from these market research techniques is also used in the development of product packaging and in the establishment of product price levels. In addition, for the Janex Products, since most incorporate licensed characters, the licensor's input into product and packaging design is always solicited, and in some cases may even be required by the terms and conditions of the license agreement.

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

         For the Janex Products, the Company seeks licenses that may open up additional target market groups. As an example, the Little Mermaid character on a battery-operated toothbrush is a suitable product for a four-year-old girl. That same battery operated toothbrush with a Batman character on it would be a suitable product for a seven-year-old boy. As a result, the Company endeavors as part of its product development program to ensure that it has spread its available license acquisition funds across a range of licenses, rather than investing heavily in only one or two licenses.


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

         Toy and novelty gift manufacturers are companies that are primarily in the business of manufacturing and marketing toys. Functional product manufacturers are companies which are primarily in the business of manufacturing and marketing a specific type, or group, of functional products, such as furniture, lighting, or clocks, but which may include in their product line specific functional children's products. Direct functional children's product competitors are companies that manufacture and market functional children's products as their company's primary business. All companies that fall into these three categories compete with the Company's product lines.

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

         The Company believes its relationship with its major licensors to be excellent, and believes that it will continue to be able to obtain from its existing licensors, and new licensors, the necessary licenses to be competitive in the marketplace. However, there is no guarantee that the Company will be able to obtain the licenses necessary to be competitive, and failure to obtain those licenses would adversely affect the sales of Janex Products. The respective licensors in each instance have registered, own and/or control the trademark, registered trademarks and/or copyright rights to the characters licensed and the characters, likenesses thereof, names, pictures, drawings and any other associations with those characters are used by the Company strictly under license from the respective licensor.

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

         With the Company's anticipated Internet presence, as currently planned through the acquisition of www.oKid.com from Futech, the Company will enter into a new set of marketing and sales opportunities, and will face a new area of competition from established toy companies that also have or create a Web presence. The Company believes that its planned use of the www.oKid.com site as an entertainment, information and education site with strong drawing power and the potential for high repeat traffic should establish it in a strong position versus other competitors. The range of services to be supplied via the website is intended to create strong site allegiance, to attract high advertising and related revenues, and to generate increased product awareness and demand for the Company's current and future products. Introduction of new characters and licensing, and their identification with a high-quality site such as oKid.com, will further differentiate the Company from its competitors.


PATENTS, TRADEMARKS AND LICENSES

         The Company currently holds one patent.

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

         The Company has entered into a number of license agreements for the use of licensed fantasy characters on its products. These license agreements typically run for two years, require a payment of royalties on sales, require royalty advances, and in some instances have guaranteed royalties. The following is a list of the current licensors to the Company and the characters licensed

         -        Warner Bros. Corporation for Looney Tunes
         -        Leisure Concepts for World Championship Wrestling

         -        Lyons Group for Barney

         In addition, the Company has entered into a number of license agreements for the use of product designs and for the rights to use specific trademarks. These license agreements typically run two to five years, require payment of royalties on sales, and require royalty advances.


EMPLOYEES

         As of December 31, 1999, the Company had two employees, one of whom was full-time, and one of whom was part-time. One was the chief executive, and the other was engaged in marketing and product development. As of March 31, 2000, the Company had three full-time employees. The Company anticipates that, subject to completion of currently-proposed mergers and acquisitions, the number of full-time employees will rise significantly to meet the Company's increased operational demands.

         The Company has never experienced a work stoppage and the Company believes that relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.


ITEM 2.  DESCRIPTION OF PROPERTY.

         As of December 11, 1998, the Company moved its headquarters to Phoenix, Arizona, and is presently sharing office space on a month-to-month basis with Futech Interactive Products, Inc. Upon completion of the planned Futech acquisition, the Company will assume the lease to this property. The lease expires on August 31, 2000, and has an annual lease expense of approximately $300,000.

         Upon the completion of the planned Futech acquisition, the Company will assume the lease for a distribution facility in Waukesha, Wisconsin. This property consists of approximately 64,000 square feet and the lease expires on June 30, 2002. Annual lease expense for the facility is approximately $348,000.

         The Company currently leases approximately 4,700 square feet of office space in Woodland Hills, California (the "Office"). The lease expires on December 31, 2000. The Company subleases the facility.


ITEM 3.  LEGAL PROCEEDINGS.

         From time to time, the Company may become a party to legal proceedings which arise as part of the normal course of its business operations. Unless such proceedings represent a material impact on the Company's business or operations, the Company will deal with them as part of its normal operations.

         The Company is not currently party to any legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 1999 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF OUTSTANDING COMMON STOCK

         On October 16, 1989, the Common Stock began trading on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") and was quoted on NASDAQ until July 17, 1997, when it was delisted due to the Company's failure to meet the minimum capital and surplus requirements for continued listing. The Company is now traded on the OTC Bulletin Board. The following table sets forth the high and low bid prices for each fiscal quarter from January 1, 1998, through December 31, 1999, as reported by the National Association of Securities Dealers and as recorded on www.cnbc.com. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


         YEAR ENDED DECEMBER 31, 1999             HIGH            LOW
         ----------------------------             ----            ---
         First Quarter                            $ .35          $ .17
         Second Quarter                           $ .27          $ .16
         Third Quarter                            $ .19          $ .08
         Fourth Quarter                           $ .21          $ .06

         YEAR ENDED DECEMBER 31, 1998             HIGH            LOW
         ----------------------------             ----            ---
         First Quarter                            $ .52          $ .16
         Second Quarter                           $ .53          $ .19
         Third Quarter                            $ .28          $ .06
         Fourth Quarter                           $ .39          $ .12

         The closing price on the OTC Bulletin Board on March 31, 2000 was $1.06 per share of Common Stock. As of March 31, 2000, the Company had approximately 770 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

Not applicable.

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

OVERVIEW

         From inception (July 1986) to September 1992, the Company developed and marketed a variety of consumer products for sale by retailers of gift, novelty and educational items throughout the United States. In October 1993 the Company acquired MJL Marketing, Inc. (now known as Janex Corporation) and its affiliate Pro Gains, a successful manufacturer and distributor of children's products which utilized fanciful licensed characters on their products.

         With the acquisition of Janex in October 1993, the Company ceased marketing the Great Stuff, Deco Disc and MicroTheatre product lines and focused entirely on marketing the Janex products. See "Business of Issuer--Products."

         On August 4, 1995, the Company acquired Malibu and its Hong Kong affiliate MFSI. See "Liquidity and Capital Resources". The two acquired companies operate in tandem, similarly to Janex and Pro Gains. Together they develop, manufacture (through subcontractors) and market toys and novelty gift items, selling primarily in the United States to mass merchant retailers, chain stores, and specialty stores, FOB the Company's Hong Kong agent.

         By 1999, it was apparent to Company management that the level of sales were not sufficient to sustain the Company as a going concern without significant growth in revenue and profitability, and that there would need to be a substantial increase in the Company's business volume and product availability to support future growth.

         Accordingly, during 1999 Company management began a process of seeking significant acquisitions of, and new relationships with, several companies with complementary products or functional services. The Company entered into a global merger agreement that involved the Company combining with several companies. The proposed merger transaction was not consummated and the parties withdrew from the overall transaction. The Company believes that the focus of the Company's management on the acquisitions had an adverse impact upon sales performance.

         Despite the adverse impact of the abandoned transaction in 1999, Company management remains convinced that the Company must pursue growth through acquisitions, mergers, and strategic partnerships, particularly with companies with complementary products and services and with established revenues. In addition, management believes that the establishment of a recognized and attractive presence on the Internet is necessary to expand the market for the Company's products and to position the Company as a major supplier of children's entertainment and educational toys and services.

         As part of this plan for the introduction of additional products and for the preparation for an effective Internet presence for the Company, the Company moved during early 2000 to acquire and establish relationships with companies with suitable technologies and products with the intention of enlarging the Company's product base, enhancing materially the Company's distribution capability, and promoting growth in the Company's core business and revenues.

         On January 19, 2000, the Company signed a non-binding letter of intent to acquire WebShare, Inc. ("WebShare"), a San Diego-based company that provides lead generation services to the timeshare vacation resort industry through its subsidiary ResorTravel.com. The transaction is subject to, among other things, the negotiations, execution and delivery of definitive agreements.

         On February 17, 2000, the Company signed a memorandum of understanding to acquire approximately 63.88% of the common stock of Trudy Corporation, a public company, from its major shareholders (reduced to 52% to reflect sales by the majority stockholder). Trudy Corporation is a Norwalk, Connecticut-based designer, manufacturer, and distributor of high quality specialty publishing products, with a library of more than eighty books under the Soundprints imprint. The transaction is subject to, among other things, board approval and the negotiation, execution and delivery of definitive agreements.

         On February 25, 2000, the Company entered into an Agreement, as amended, with Futech Interactive Products, Inc. ("Futech"), an Arizona company, to acquire the name and rights to the Internet URL www.oKid.com and the related website. This website had been under development by Futech for some time, and Company management believes that it provides an ideal opportunity for the Company to move directly into a visible Internet presence for business-to-consumer and business-to-business selling. The transaction is subject to approval of the board of directors of Futech and the Company.

          On February 25, 2000, the Company entered into an Agreement, as amended, with Futech to acquire all of the assets of Futech (other than the assets related to the website www.oKid.com) and assume certain liabilities of Futech. Futech's business consists of third-party publishing and proprietary publishing products using the Futech interactive technology and patented products. This technology relates primarily to printed audible signals, visual circuitry and associated electrical components such as switches, batteries, speakers and liquid crystal displays. The Company plans to apply the technology to produce books and play boards that emit speech, music and sound effects or other visual signals activated by switches in the surface of the product. The Company plans continue to expand this proprietary product line selection and to broaden the base of licenses for the use of Futech's products and technology. The transaction is subject to board and stockholder approval of Futech and board approval of the Company and stockholder approval of an increase in the number of authorized but unissued shares of the Company's common stock.

         On March 24, 2000, the Company entered into a Merger Agreement, as amended, with the DaMert Company ("DaMert"), a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. This transaction is subject to board and stockholder approval of the seller and approval of the Company's board.

         There can be no assurance that any of the foregoing acquisitions will be consummated.

         On March 7, 2000, the Company entered into a non-exclusive licensing agreement with Fundex Games, Ltd. for the application of Janex's licensed game-board technology to a variety of present and future Fundex products. Under the agreement, Janex will receive royalties to the extent of net profits, as defined, from the sale of Fundex products incorporating Janex's technology and Janex acquires reciprocal rights for the sale of Fundex products. The License Agreement expires December 31, 2000.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
FISCAL YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         Sales for the year ended December 31, 1999 were $283,995, as compared to $3,117,599 for the year ended December 31, 1998, a decrease of $2,833,604, or 91%. The net loss for the year ended December 31, 1999 was $1,470,317, or $0.13 per share, compared to a net loss of $1,283,340, or $0.13 per share, for the year ended December 31, 1998.

         Sales during the year ended December 31,1999 from the Malibu product line were $110,026, or 45% of total sales. The remaining sales of $173,969, or 61.3% of total sales, came from the Janex product lines of Sesame Street licensed characters, bathtub basketballs, and World Championship Wrestling licensed products.

         The primary reason for the substantial downturn in sales during the year ended December 31, 1999, compared to the year ended December 31, 1998, was that the Company sustained a substantial reduction in orders from traditional customers, due to their need to reduce excess inventory of existing character-based products, and the shortage of compelling new characters available for licensing during the period. Shortage of available operating capital throughout the period also made the procurement of character licenses difficult.

         In addition, during much of the 1999 period, substantial Company management resources were devoted to a planned merger with several complementary companies. The proposed merger transaction was not consummated and the parties withdrew from the overall transaction. The Company believes that the focus of the Company's management on the acquisitions had an adverse impact upon sales performance. Company management has since taken steps to redirect its sales efforts, to identify new licensing opportunities, and to add new and innovative products.

         Gross profit was a negative of $257,346 for the year ended December 31, 1999, as compared to a positive gross profit of $1,103,003, or 35.4% of sales, for the year ended December 31, 1998. Gross profit is equal to revenues less the cost of goods sold and royalties paid. The decline in gross profit as a percentage of sales was primarily due to: (1) the transfer of approximately $115,000 of inventory as compensation to one of the companies with which the Company was seeking to negotiate a merger transaction, (2) significant incremental air freight expenses incurred to meet shipment commitments on late product deliveries, and (3) payment of minimum royalties.

         Royalty expense was $229,833, or 81% of sales, for the year ended December 31, 1999, as compared to royalties of $380,969, or 12.2% of sales, for the year ended December 31, 1998. Although there was a material reduction in sales during 1999, there was a continuing charge to operations required to meet royalty guarantees on contracts under which insufficient product sales were generated to meet minimum guarantees through December 31, 1999.

         Selling, general and administrative ("SG&A") expenses were $730,346, or 257.2% of sales, for the year ended December 31, 1999, as compared to $1,755,882, or 56.3% of sales, for the year ended December 31, 1998. SG&A expenses are comprised of fixed overhead costs and variable selling costs. Company management has been active in seeking to reduce these costs throughout the period. However, SG&A increased as a percentage of sales due to the Company inability to reduce its fixed costs during a period of significant decrease in sales volume in 1999 over that of 1998, even with a decrease in both fixed and variable overhead costs.

         Based on the number of stock options granted to date in 2000, the Company expects that it will recognize stock-based compensation expense during the year ending December 31, 2000, in the amount of approximately $2,069,350 for stock options granted during the period January 1 to March 31, 2000.

         Depreciation and amortization expense for the year ended December 31, 1999 was $335,471, as compared to $376,283, for the year ended December 31, 1998, a decrease of 40,812. Current year depreciation and amortization includes a charge of $118,000 which relates to asset impairment as a result of the Company's declining revenue.

         Interest expense for the year ended December 31, 1999 was $25,230, or 10.3% of sales, as compared to $260,533, or 8.3% of sales, for the year ended December 31, 1998. The decrease was primarily attributable to a substantial reduction in the use of the Company's credit facilities to finance operations during peak business periods, as a result of the overall decrease in sales during the year.

         During 1999, the Company recorded a provision for income tax expense of $6,925, compared to a similar provision of $5,746 for 1998. The Company does not expect there to be any federal income tax liability for 1999, as the Company suffered a net loss. The income tax expense relates to income tax paid primarily on state tax returns.

SEASONALITY AND QUARTERLY FLUCTUATIONS

         The Company's business normally follows closely that of other companies with children oriented product lines, which tend to generate the greater part of both sales and profits during the Christmas selling season. The Company expects that sales will be higher in the third and fourth quarters of the year, as compared to the first and second quarters of the year, with over 50% of shipping expected to take place between April and September. However, with the significant shift of sales relating to the Wet Pet line, in fact approximately 50% of shipping takes place between January and March.

LIQUIDITY AND CAPITAL RESOURCES

         We are currently experiencing a severe working capital deficiency and are incurring significant losses. As of December 31, 1999, our working capital deficiency was approximately $3,322,757. For the year ended December 31, 1999, we incurred net losses of approximately $1,470,317. At this time, we are not generating any significant revenue, but are incurring substantial costs and expenses in connection with our business operations. For the year ended December 31, 1999, our operations and investing activities used approximately $1,067,547. In addition, for the same period, our financing activities generated approximately $1,009,055, consisting primarily of increased indebtedness to a related party that we have used to pay our operating expenses.

         As of March 31, 2000, our cash balances were approximately $8,711, and we had a working capital deficiency of approximately $3,500,000, which includes indebtedness to related parties of approximately $1,800,000. Based on current cash on hand, we need to raise additional funds immediately. We expect to remedy the working capital deficit by raising additional capital in the form of either debt or equity financings. We cannot assure you that we will raise sufficient funds to remedy the working capital deficit or fund our operations. If we are unable to raise sufficient capital to remedy the working capital deficit and fund our continuing operations, our business will be adversely affected and we will not be able to continue as a going concern.

         As of March 31, 2000, subject to the availability of operating capital and assuming the completion of the planned acquisitions discussed under "Description of Business - Acquisitions", we plan to make capital expenditures over the next twelve months of up to $1,500,000 to fund new product development, including initial licensing charges and tooling. In addition, if we complete the acquisition of www.OKID.COM, we also anticipate that we will expend approximately $3,300,000 for Web site development and marketing over the next twelve months. If we complete our planned acquisitions, during the next twelve months we expect there to be a significant increase in the number of our employees.

         Our auditor's report indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

-        have  experienced a significant decline in revenues;
-        have negative net worth and a working capital deficiency; and
-        have recurring losses.

         Based upon our current budget and business planning, we believe that we will need approximately $10 million of additional capital to fund our planned operations over the next twelve months and that we will need to raise or generate such amount during the next twelve months to eliminate our auditors' going concern opinion. We cannot assure you that we will be able to generate internally or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion.

NEW ACCOUNTING POLICIES

         The Financial Accounting Standards Board issued several pronouncements, of such pronouncements only two may have future applicability. Statement of Financial Accounting Standards (SFAS) Nos. 132 "Employers Disclosures about Pensions and other Postretirement Benefits," effective June 15, 2000, and 137 "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000. The current financial statements would not have been impacted by these pronouncements as the Company has not participated in derivative transactions and only has a 401k plan.

INFLATION

         Management believes that inflation has not had a significant impact on the Company's costs and profits during the past two years.

ITEM 7.  FINANCIAL STATEMENTS.


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

Report of Abrams and Company, P.C.

Report of Ernst & Young, LLP


CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of December 31, 1999

Statements of Operations for the years ended
                   December 31, 1998 and December 31, 1999

Statement of Changes in Stockholders' Deficit for the years
                   ended December 31, 1998 and December 31, 1999

Statements of Cash Flows for the years ended
                   December 31, 1998 and December 31, 1999

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            Report of Abrams and Company, P. C. Independent Auditors

The Board of Directors and Shareholders
Janex International, Inc.

We have audited the accompanying consolidated balance sheet of Janex International, Inc. and subsidiaries as of December 31, 1999 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janex International, Inc. and subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative net worth, negative working capital and has continued to experience a significant decline in revenues which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Notes 1 and 15 C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                     /s/  Abrams and Company, P.C.

Melville, New York
April 28, 2000

                Report of Ernst & Young LLP, Independent Auditors

The Board of Directors and Shareholders
Janex International, Inc.

         We have audited the accompanying consolidated statements of operations, shareholders' deficit, and cash flows of Janex International, Inc. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We have conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurances about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Janex International, Inc. for the year ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                              /s/ ERNST & YOUNG LLP

Phoenix, Arizona
April 7, 1999

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999


ASSETS (ALL COLLATERALIZED)

Current assets
     Cash                                                       $      3,920
     Accounts receivable (less allowance for
       doubtful accounts of $22,942)                                  55,978
     Prepaid royalties                                                79,245
     Other current assets                                              5,061
                                                                ------------
         Total current assets                                        144,204
                                                                ------------
Property and equipment (net)                                           3,025
Intangible assets (net)                                              270,662
                                                                ------------
     TOTAL ASSETS                                               $    417,891
                                                                ============

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Note payable - bank                                        $    256,943
     Due to Futech Interactive Products, Inc.                      1,630,192
     Accounts payable                                              1,033,671
     Accrued expenses                                                546,155
                                                                ------------
         Total current liabilities                                 3,466,961
                                                                ------------

     TOTAL LIABILITIES                                             3,466,961
                                                                ------------
Commitments and contingencies

Shareholders' deficit
     Class A convertible preferred stock, no par
     value; convertible into one share of common stock
     for each share of preferred stock
         Authorized shares - 5,000,000; Issued and
         outstanding 5,000,000 shares                               569,022
     Common stock, no par value
         Authorized shares - 20,000,000; Issued and
         outstanding 18,128,750 shares
                                                                  12,803,507
     Additional paid in capital                                      554,517
     Accumulated deficit                                         (16,976,116)
                                                                ------------
     TOTAL SHAREHOLDERS' DEFICIT                                  (3,049,070)
                                                                ------------

     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                $    417,891
                                                                ============


                See accompanying summary of accounting policies
                       and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                         -------------------------------
                                                             1998                 1999
                                                             ----                 ----
Net sales                                               $  3,117,599         $    283,995
Cost of sales                                              1,633,627              311,508
Royalty expense                                              380,969              229,833
                                                        ------------         ------------
                                                           2,014,596              541,341
                                                        ------------         ------------
Gross profit (loss)                                        1,103,003             (257,346)

Operating expenses
         Selling, general and administrative               1,755,882              730,346
         Depreciation and amortization                       376,283              453,322
                                                        ------------         ------------

Loss from operations                                      (1,029,162)          (1,441,014)
                                                        ------------         ------------

Other income (expenses)
         Interest income                                       8,833                1,214
         Interest expense                                   (260,533)             (25,230)
         Other income                                          3,268                1,638
                                                        ------------         ------------

Loss before income taxes                                  (1,277,594)          (1,463,392)
                                                        ------------         ------------

Provision for income taxes                                    (5,746)              (6,925)
                                                        ------------         ------------

NET LOSS                                                $ (1,283,340)        $ (1,470,317)
                                                        ============         ============

BASIC AND DILUTED NET LOSS PER SHARE                    $      (0.13)        $      (0.08)
                                                        ============         ============

WEIGHTED AVERAGE OF NUMBER OF SHARES OUTSTANDING          10,216,070           18,098,832
                                                        ============         ============


                See accompanying summary of accounting policies
                       and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999


                                                              CLASS A CONVERTIBLE        ADDITIONAL                      TOTAL
                                  COMMON STOCK                   PREFERRED STOCK           PAID-IN     ACCUMULATED    SHAREHOLDERS'
                               SHARES        AMOUNT          SHARES          AMOUNT       CAPITAL        DEFICIT        DEFICIT
                             -----------  -----------    -----------      ------------  -----------  -------------    ------------
BALANCE AT
  DECEMBER 31, 1997           7,989,028   $ 11,618,816                  $              $   554,517  $(14,222,459)  $ (2,049,126)

  Sale of common stock        1,923,077        250,000                                                                  250,000
  Common stock issued
  for services                  175,000         22,750                                                                   22,750
  Stock issued upon
    conversion of
    notes payable             8,011,645        911,761     5,000,000         569,022                                  1,480,783
  Net loss                                                                                            (1,283,340)    (1,283,340)
                             ----------   ------------   -----------    ------------  ------------   -----------   ------------

Balance at December
  31, 1998                   18,098,750     12,803,327     5,000,000         569,022       554,517   (15,505,799)    (1,578,933)

  Common stock issued
    for services                 30,000            180                                                                      180
  Net loss                   (1,470,317)    (1,470,317)                                                              (1,470,317)
                             ----------   ------------   -----------    ------------  ------------   -----------   ------------
BALANCE AT
  DECEMBER 31, 1999          18,128,750   $ 12,803,507     5,000,000    $    569,022  $    554,517   (16,976,116)  $ (3,049,070)
                             ==========   ============   ===========    ============  ============   ===========   ============




                See accompanying summary of accounting policies
                       and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                                     1998                1999
                                                                     ----                ----
Cash flows from operating activities

Net loss                                                         $(1,283,340)        $(1,470,317)

Adjustments to reconcile net loss to net cash used by
   operating activities
         Depreciation                                                218,659             191,822
         Amortization of intangible assets                           157,624             261,500
         Amortization of loan fees                                   116,863
         Provision for doubtful accounts                              22,561              13,711
         Write off of inventory                                      299,000              19,144
         Unrealized foreign exchange losses/(gains)                    3,268              (1,368)
         Issuance of common stock for services                        22,750                 180

Changes in current assets and current liabilities
         Accounts receivable                                          40,555              94,389
         Inventories                                                (256,911)            111,954
         Prepaid expenses and other current assets                    (4,107)                885
         Accounts payable                                            (83,010)            430,956
         Accrued expenses and other                                   80,161            (657,122)
                                                                 -----------         -----------
NET CASH USED BY OPERATING ACTIVITIES                               (666,007)         (1,004,266)
                                                                 -----------         -----------

Cash flows from investing activities
     (Purchases) disposal of property and equipment (Net)
                                                                     (81,567)             63,256
     Product development costs                                      (114,464)           (126,537)
     Decrease in certificate of deposit                              100,000
                                                                 -----------
NET CASH USED BY INVESTING ACTIVITIES                                (96,031)            (63,281)
                                                                 -----------         -----------

Cash flows from financing activities
     Advances from Futech Interactive Products, Inc.                 621,080           1,009,112
     Proceeds from line of credit                                    257,000
     Net payments on notes payable                                  (219,189)                (57)
     Payments on loans payable - agent                              (249,113)
     Proceeds from issuance of common stock                          250,000
                                                                 -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            659,778           1,009,055
                                                                 -----------         -----------

Net change in cash and cash equivalents                             (102,260)            (58,492)

Cash and cash equivalents, beginning of year                         164,672              62,412
                                                                 -----------         -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $    62,412         $     3,920
                                                                 ===========         ===========

     Supplemental cash flow information:

     Cash paid for interest                                      $     5,806         $    25,127
                                                                 ===========         ===========
     Cash paid for income taxes                                  $     5,746         $     3,925
                                                                 ===========         ===========


                See accompanying summary of accounting policies
                       and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     Janex International, Inc. and subsidiaries (the Company) are in the business of developing, marketing, and selling toys and functional children's products which are manufactured by subcontractors. The Company sells its products primarily to U.S. based retailers and their Hong Kong subsidiaries.

     On December 11, 1998, approximately 79 percent of the Company's outstanding stock was acquired by Futech Interactive Products, Inc. ("Futech"). Because the minority interest exceeded 20 percent at December 31, 1998 and 1999, the Company did not establish a new basis of accounting upon the acquisition. In 2000, Futech sold its interest to Palmilla Ventures Ltd., see Subsequent Events footnote.

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate, at the balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant (at December 31, 1998, and 1999 the adjustment was not significant), are recorded as comprehensive income.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past several years, negative net worth, negative working capital at December 31, 1999, and has continued to experience a significant decline in revenues from $5,596,979 in 1997 to $3,117,599 in 1998 and $283,995 in 1999. These factors raise significant doubt as to the Company's ability to continue as a going concern.

     The Company's ultimate ability to continue as a going concern depends on the market acceptance of products, an increase in revenues and the achievement of operating profits and positive cash flow. The Company will also require additional financial resources from Futech or other sources to provide near term operating cash to enable the Company to execute its plans to move toward profitability. Management believes that future financings, the planned acquisitions described in the Subsequent Events Note 15 C and additional sales to be generated from new product lines that are being developed, will be sufficient to allow the Company to continue in operation.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     At December 31, 1999, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature. The carrying value of long-term debt approximates fair market value based on the market interest rates available to the Company for debt of similar risk and maturities.

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

     CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

     The Company transacts business on a credit basis with its customers. The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade accounts receivable credit risk exposure is limited. The Company does not require collateral to support customer receivables. However, foreign receivables are generally secured by a letter of credit. The Company maintains an allowance for potential credit losses and such losses have been within management's expectations.

     The Company's two largest customers totaled approximately 52 percent and 68 percent of net sales in 1998 and 1999, respectively. The loss of either of these two major customers could have a material adverse effect on the results of the Company's operations.

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



     Deferred expense on stocks and options issued to officers and directors for services or other consideration to be received in the future are offset against equity and are amortized to expense over the period of benefit.

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

     COMPREHENSIVE LOSS

     As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive loss and its components. Comprehensive loss for the Company is the same as net loss for all periods presented.

     SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

     Effective January 1, 1998, the Company adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (Statement 131). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

     PENSION PLAN

     The Company has a 401K Plan for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax-deferred basis to their 401K accounts, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. The Company did not make contributions to the 401K for 1998 and 1999.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



     NEW ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued several pronouncements, of such pronouncements only two may have future applicability, Statement of Financial Accounting Standards (SFAS) No. 132 "Employers Disclosures about Pensions and other Postretirement Benefits," effective June 15, 2000, and No. 137 "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000. The current financial statements would not have been impacted by these pronouncements as the Company has not participated in derivative transactions and a 401K Plan.

3.   INVENTORIES

     Inventories consist of the following:

                                                       DECEMBER 31,      DECEMBER 31,
                                                           1998              1999
                                                           ----              ----
                       Work in progress                 $                 $
                       Finished goods                     131,098                   0
                                                        ---------         -----------
                                                        $ 131,098         $         0
                                                        =========         ===========

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                             1999
                                                                             ----
                       Molds                                             $ 1,861,874
                       Machinery and equipment                               146,583
                       Leasehold improvements                                  3,866
                                                                         -----------
                                                                           2,012,323
                       Less: Accumulated depreciation and amortization    (2,009,298)
                                                                         -----------
                                                                         $     3,025
                                                                         ===========

         In 1999, approximately $101,000 of additional depreciation was provided to recognize asset impairment relative to the Company's decline in revenues.

5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                                         DECEMBER 31,
                                                                             1999
                                                                             ----
                       Goodwill                                          $    422,220
                       Product development costs                              109,942
                                                                         ------------
                                                                              532,162
                       Less: Amortization                                    (261,500)
                                                                         ------------
                                                                         $    270,662
                                                                         ============

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



     In 1999, approximately $17,000 of additional amortization was provided to recognize asset impairment relative to the Company's decline in revenues.

6.   ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                                         DECEMBER 31,
                                                                             1999
                                                                             ----
                       Accrued royalties                                  $ 273,225
                       Accrued commissions                                  102,635
                       Accrued compensative                                 100,000
                       Other accrued expenses                                70,295
                                                                          ---------
                                                                          $ 546,155
                                                                          =========

7.   Related Party Transactions with Futech Interactive Products, Inc.

     On December 11, 1998, Futech Interactive Products, Inc. (Futech) purchased 5,219,046 shares of common stock and shareholder loans of $1,480,783 (including interest of $250,784) from certain of the Company's majority stockholders. Subsequently, the shareholder loans were converted into 8,011,645 shares of common stock and 5,000,000 shares of preferred stock. After such conversion, as of December 31, 1998, Futech owned approximately 79 percent of the Company's outstanding stock. On January 19, 2000, all of Futech's shares were transferred to another related party (see Subsequent Events footnote).

     Until December 1998, the Company had the ability to borrow up to $900,000 under a Revolving Credit Agreement (the "Agreement") with a significant shareholder (the "Lender") of the Company that expired on October 19, 1999. The Agreement bore interest at 9.5 percent payable quarterly. The Agreement is secured by all of the assets of Janex Corporation, and the guarantee of the Company. As additional consideration, on April 19, 1996, the Company granted the Lender warrants to purchase up to 900,000 shares of the Company's common stock, exercisable at a price of $1.45 per share through April 19, 2000. The warrants are immediately exercisable. The Company has used $150,000 under the Agreement as security to issue a stand-by letter of credit in connection with the loan payable to the Company's Hong Kong agent. This agreement ended and all warrants were canceled on December 11, 1998.

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



     In connection with the extension of the notes, the Company entered into a warrant agreement with each of the note holders, providing for the issuance of up to 282,994 warrants to one of them and up to 167,994 warrants to the other, to acquire a total of 450,988 shares of the Company's common stock, exercisable at a price of $1.45 per share through June 28, 2000. The warrants vest in six-month increments over the term of the loan, and if the loan is paid off early, certain warrants will be void. The agreement ended and all warrants were canceled on December 11, 1998.

     The Company charged to operations $116,863 and $0 of imputed interest expense from the issuance of stock purchase warrants noted above for the years ended December 31, 1998 and 1999 respectively.

     During 1999, Futech was the primary source for financing the Company.

8.   NOTE PAYABLE - BANK

     The Company may borrow up to $400,000 under a line of credit agreement formed with a bank. Borrowings under the line bear interest at the bank's prime rate (8.5 percent at December 31, 1999) plus 0.25 percent. The line is secured by all of the Company's assets and is personally guaranteed by two former shareholders. Borrowings of $256,943 under the line, which have been extended from time to time are due July 1, 2000. The maximum amount outstanding during the year, and the weighted average amount outstanding during the year approximates the outstanding balance at December 1999. The weighted average interest rate is 8.375 percent.

9.   INCOME TAXES

     The income tax provision, all of which is current, consists of the following:

                                                         YEARS ENDED DECEMBER 31,
                                                        1998                  1999
                                                        ----                  ----
                      Federal                      $                       $
                      State                             5,746                   6,925
                      Foreign
                                                   ----------              ----------
                                                   $    5,746              $    6,925
                                                   ==========              ==========

         The Company's net deferred tax asset and deferred tax asset valuation allowance are comprised of the following carry forwards:

                                                                     DECEMBER 31,
                                                               1998                     1999
                                                               ----                     ----
                      Net operating loss carryforward    $    3,600,000           $    4,000,000
                      Less:  Valuation allowance         $   (3,600,000)          $   (4,000,000)
                                                         ---------------          ---------------
                                                         $     0                  $         0
                                                         ===============          ===============

     Because of the Company's recurring losses, the net deferred tax assets have a 100 percent valuation allowance at December 31, 1998 and 1999.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



     The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate (34 percent) because of the effect of foreign losses not deductible in the U.S. return and the tax effect of unrecognized net operating loss deductions.

     At December 31, 1998 and 1999, the Company had federal net operating loss
     (NOL) carryforwards of approximately $10,000,000 and $11,000,000, respectively. The Company also had state net operating loss (NOL) carryforwards. NOL carryforwards may be available to offset future taxable income. If not used, the federal and state NOL carryforwards will expire through 2019 and 2004, respectively. Federal tax rules impose limitations on the use of NOL carryforwards from a change in ownership.

     The losses before taxes related to the foreign subsidiaries for the years ended December 31, 1998 and 1999 were $839,248 and approximately $285,000, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     A.   LEASES

          The Company maintains a noncancelable operating lease on its former facility. Such lease expires December 31, 2000. The annual rental due in 2000 is $102,000. Effective April 1,1997, the Company entered into an agreement to sublease a portion of the former facility to a third party for the balance of the lease. Effective May 1, 1998, the entire facility was subleased to a different third party. The monthly rental income derived from the sublease was slightly less than rent expense. The difference was not material.

          Net rental expense was approximately $37,000 for the year ended December 31, 1998. Rent expense for 1999 approximated $108,000 and sublease rental income approximated $71,000.


     B.   ROYALTIES

          At December 31, 1999, the Company has a commitment for a minimum guaranteed royalty under a licensing agreement for $15,000 due in 2000.

          Total royalty expense was approximately $381,000 and $247,000 for the years ended December 31, 1998 and 1999, respectively.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



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

11.  STOCK-BASED COMPENSATION

     A summary of the Company's stock option activity and related information is as follows:


                                                                        Weighted-Average
                                                   Options               Exercise Price
                                               -------------
         Outstanding, December 31, 1997           1,846,236                $  (1.45)
                Granted
                Exercised
                Forfeited                        (1,801,236)                  (1.45)
                                               ------------
                                                     45,000                    1.67
         Outstanding, December 31, 1998
                Granted
                Exercised
                Forfeited                           (25,000)                  (1.25)
                                               ------------
         Outstanding, December 31, 1999              20,000                    2.13
                                               ============

         Exercisable at end of year                  20,000
                                               ============

     The exercise price for options outstanding as of December 31, 1999 is $2.13 per share. The remaining contractual life of those options is three months.

     The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for years ended December 31, 1998, and 1999: expected life of 4.4 years, expected volatility of 22.5 percent, risk-free interest rate of 6 percent and a 0 percent dividend yield.

     Option valuation models require the input of highly subjective assumptions. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999




     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the applicable vesting period. The pro forma effect of SFAS No. 123 was not material for any year presented.


12.  COMMON STOCK

     The Company has the following shares reserved for future issuance at December 31, 1999:

                Warrants at $0.64 per share, expiring March 26, 2001          100,000
                Stock Options at $2.13 per share, expiring March 31, 2000      20,000
                                                                            ---------
                                                                              120,000
                                                                            =========


     All warrants outstanding are fully exercisable.

     1,725,000 Public Warrants which were issued in connection with the 1991 Public Offering expired in 1999.

     On January 14, 1998, the Company issued 1,346,153 shares of common stock at fair market value for a total purchase price of $175,000 in a private placement with two shareholders of the Company. In 1999, 30,000 shares of common stock were issued for services at $180 ($.06 per share).

13.  SEGMENT INFORMATION

     The Company operates exclusively in the children's products industry. For geographical reporting, revenues are attributed to the geographic location from which goods are shipped. Intercompany sales are recorded at cost.

     In 1998, customer A and customer B represented 47 percent and 5 percent of the Company's net sales, respectively. In 1999 sales to two customers approximated 68%. Sales to these customers were made by the Hong Kong segment.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



     A summary of the Company's operations by geographical area for the years ended December 31, 1998 and 1999 were as follows:

                                                             ADJUSTMENTS AND
                      UNITED STATES        HONG KONG           ELIMINATIONS          CONSOLIDATED
                     ---------------     -------------      ------------------      --------------
1998
Net sales:
 Customers            $      65,683        $ 3,051,916        $                      $  3,117,599
 Intercompany             1,222,267              6,685         (1,228,952)
                      -------------        -----------        -----------            ------------
 Total revenue            1,287,950          3,058,601         (1,228,952)              3,117,599

 Operating loss             (82,950)          (946,212)                                (1,029,162)
 Interest expense          (234,976)           (25,557)                                  (260,533)
 Depreciation and                                    -
     amortization          (123,702)          (252,581)                                  (376,283)
Total assets           $  3,055,804        $   801,894        $(2,752,559)           $  1,105,139

                                                             ADJUSTMENTS AND
                      UNITED STATES        HONG KONG           ELIMINATIONS          CONSOLIDATED
                     ---------------     -------------      ------------------      --------------
1999
Net sales:                                                           N
 Customers            $      3,671         $   280,324                               $   283,995

        Intercompany                                                 O
                      ------------         -----------                               -----------
        Total revenue        3,671             280,324                                   283,995
                                                                     N
        Operating loss  (1,097,331)           (343,683)                               (1,441,014)
        Interest expense    24,580                 650               E                    25,230
        Depreciation
             and
             amortization  120,422             332,900                                   453,322

        Total assets  $    354,164         $    63,727                               $   417,891

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



14.  RELATED PARTY TRANSACTIONS

     The Company pays sales commissions at the rate of 4 percent of net sales to a company owned by a former stockholder and director, relating to customers located in New York, New Jersey, Connecticut and Pennsylvania. Commissions on such sales of approximately $1,625,000, and $0 amounted to $65,154, and $0 for the years ended December 31, 1998 and 1999, respectively, which are included in selling, general and administrative expenses. Accrued commissions included in accrued expenses and accounts payable, on such sales amounted to $134,754, and approximately $48,000 as of December 31, 1998 and 1999.

     The Company also rented showroom space from this former stockholder. No expense was incurred in 1998.

15.  SUBSEQUENT EVENTS

     A.   Non-qualified stock option agreements

          (1) On February 14, 2000 the Company issued an individual an option to purchase 600,000 shares of common stock at $.001 per share in consideration of the individual providing general business advisory and consulting services. Such options were exercised.

          (2) On March 29, 2000 the Company issued an employee of the Company an option to purchase 1,000,000 shares of common stock at $.001 per share 500,000 of such options were exercisable immediately and the remaining 500,000 become exercisable on June 29,2000.

          (3) Also on March 29, 2000, the Company issued options to purchase an additional 550,000 shares of common stock at $.001 per share to four other individuals including an employee of the Company and the former stockholder referred to in Note 14.

     B.   Stock Option Plan

          In March 2000, the Company adopted the 2000 Combination Stock Option Plan ("the Plan"). This Plan is to be made available to employees of the Company and its subsidiaries (if any), and to individuals whose services contribute to the growth and development of the Company. Options to purchase up to 2,500,000 shares may be issued under the Plan, and options may be awarded for up to ten (10) years.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



     C.   Mergers and Acquisitions and Company's Plan to Return to Viability

          By 1999, it was apparent to Company management that the level of sales were not sufficient to sustain the Company as a going concern without significant growth in revenue and profitability, and that there would need to be a substantial increase in the Company's business volume and product availability to support future growth.

          Accordingly, during 1999, Company management began a process of seeking significant acquisitions of, and new relationships with, several companies with complementary products or functional services. The Company entered into a global merger agreement that involved the Company combining with several companies. The proposed merger transaction was not consummated and the parties withdrew from the overall transaction. The Company believes that the focus of the Company's management on the acquisitions had an adverse impact upon sales performance.

          Despite the adverse impact of the abandoned transaction in 1999, Company management remains convinced that the Company must pursue growth through acquisitions, mergers, and strategic partnerships, particularly with companies with complementary products and services and with established revenues. In addition, management believes that the establishment of a recognized and attractive presence on the Internet is necessary to expand the market for the Company's products and to position the Company as a major supplier of children's entertainment and educational toys and services.

          As part of this plan for the introduction of additional products and for the preparation for an effective Internet presence for the Company, the Company moved during early 2000 to acquire and establish relationships with companies with suitable technologies and products with the intention of enlarging the Company's product base, enhancing materially the Company's distribution capability, and promoting growth in the Company's core business and revenues.

          On January 19, 2000, the Company signed a non-binding letter of intent to acquire WebShare, Inc. ("WebShare"), a San Diego-based company that provides lead generation services to the timeshare vacation resort industry through its subsidiary ResorTravel.com. The transaction is subject to, among other things, the

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



          negotiations, execution and delivery of definitive agreements.

          On February 17, 2000, the Company signed a memorandum of understanding to acquire approximately 63.88% of the common stock of Trudy Corporation, a public company, from its major shareholders (reduced to 52% to reflect sales by the majority stockholder). Trudy Corporation is a Norwalk, Connecticut-based designer, manufacturer, and distributor of high quality specialty publishing products, with a library of more than eighty books under the Soundprints imprint. The transaction is subject to, among other things, board approval and the negotiation, execution and delivery of definitive agreements.

          On February 25, 2000, the Company entered into an Agreement, as amended, with Futech Interactive Products, Inc. ("Futech"), an Arizona company, to acquire the name and rights to the Internet URL www.oKid.com and the related website. This website had been under development by Futech for some time, and Company management believes that it provides an ideal opportunity for the Company to move directly into a visible Internet presence for business-to-consumer and business-to-business selling. The transaction is subject to approval of the board of directors of Futech and the Company.

          On February 25, 2000, the Company entered into an Agreement, as amended, with Futech to acquire all of the assets of Futech (other than the assets related to the website www.oKid.com) and assume certain liabilities of Futech. Futech's business consists of third-party publishing and proprietary publishing products using the Futech interactive technology and patented products. This technology relates primarily to printed audible signals, visual circuitry and associated electrical components such as switches, batteries, speakers and liquid crystal displays. The Company plans to apply the technology to produce books and play boards that emit speech, music and sound effects or other visual signals activated by switches in the surface of the product. The Company plans continue to expand this proprietary product line selection and to broaden the base of licenses for the use of Futech's products and technology. The transaction is subject to board and stockholder approval of Futech and board approval of the Company and stockholder approval of an increase in the number of authorized but unissued shares of the Company's common stock.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 31, 1998 AND DECEMBER 31, 1999



          On March 24, 2000, the Company entered into a Merger Agreement, as amended, with the DaMert Company ("DaMert"), a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. This transaction is subject to board and stockholder approval of the seller and approval of the Company's board.

          There can be no assurance that any of the foregoing acquisitions will be consummated.

          Because the Company did not have sufficient authorized but unissued shares of common stock to execute its business and financial plans, in March 2000, Palmilla Ventures Limited Partnership, of which Vincent Goett, President and Chief Executive Officer of the Company, is a general partner, agreed to surrender to the Company an aggregate of 10 million shares of the Company's common stock so that such shares could be restored to the status of authorized but unissued shares of common stock. Of the aggregate 10 million shares surrendered, 1,159,952 (6.0% of the outstanding common stock prior to surrender) were being held for the benefit of Dan Lesnick, Chief Operating Officer and a Director of the Company, 2,182,417 (11.4% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Howard Moore, and 1,657,631 (8.6% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Les Friedland, the Company's former president.

          On March 7, 2000, the Company entered into a non-exclusive licensing agreement with Fundex Games, Ltd. for the application of Janex's licensed game-board technology to a variety of present and future Fundex products. Under the agreement, Janex will receive royalties to the extent of net profits, as defined, from the sale of Fundex products incorporating Janex's technology and Janex acquires reciprocal rights for the sale of Fundex products. The License Agreement expires December 31, 2000.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         As reported in the Company's Form 8-K dated February 25, 1999, the Company engaged Ernst & Young, LLP as its independent auditor for the fiscal year ending December 31, 1998, to replace the firm of BDO Seidman, LLP. The decision to change auditors was made in the ordinary course of business.

         The reports of BDO Seidman, LLP on the Company's financial statements for 1996 and 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles, except as relating to the Company's ability to continue as a going concern.

         In connection with the audits of the Company's financial statements for each of the two fiscal years ended December 31, 1996 and 1997, there were no disagreements with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of BDO Seidman, LLP would have caused BDO Seidman, LLP to make references to the matter in their report.

         As reported in the Company's Form 8-K dated April 28, 2000, the Company engaged Abrams and Company, PC as its independent auditor and BDO McCabe Lo & Co. as auditor for its subsidiary, Pro Gains Company Limited, for the fiscal year ending December 31, 1999, in each case to replace Ernst & Young, LLP. The decision to change auditors was made in the ordinary course of business.

         The report of Ernst & Young, LLP on the Company's financial statements for 1998 did not contain an adverse opinion or a disclaimer of opinion and were not qualified as to uncertainty, audit scope, or accounting principles, except as discussed in the following paragraph.

         The report of Ernst & Young, LLP on the Company's financial statements for the fiscal year ending December 31, 1998, indicates that recurring losses and net working capital deficiency raise substantial doubt as to the Company's ability to continue as a going concern. Although Management discusses, in a footnote, its plans in regard to these matters, the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         In connection with the audits of the Company's financial statements for the fiscal year ended December 31, 1998, there were no disagreements with Ernst & Young, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young, LLP, would have caused Ernst & Young, LLP to make references to the matter in their report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth information regarding the Company's executive officers and directors as of December 31, 1999. Each of the Directors will hold his office until the next annual meeting and until his successor is duly elected and qualified. Each officer will hold his office until his successor is duly elected and qualified or until his earlier resignation or removal.

NAME                                  AGE      TITLE
----------------------------------- ---------- -------------------------------------------------
Vincent W. Goett                    36         Chairman of the Board,  Chief Executive Office,
                                               President and Director
Daniel Lesnick                      47         Chief Operating Officer, Director(1)
Charles M. Foley                    42         Interim Chief Financial Officer,
                                               Treasurer and Secretary
Joseph K. Petter                    58         Chief Operating Officer(1)


(1) Mr. Lesnick replaced Mr. Petter as Chief Operating Officer, effective from January 1, 2000.

     VINCENT W. GOETT. Mr. Goett has served as Chairman of the Board, Chief Executive Officer and Director of the Company since December 11, 1998. From September 1985 to August 1991, Mr. Goett was President of Westplex, Inc., a company that effected major investments in commercial real estate. From August 1991 to January 1994, Mr. Goett owned and operated Paradise International, an investment business engaged in acquisition and joint venture activities. Mr. Goett joined Futech Interactive Products, Inc. ("Futech") as its Chief Operating Officer on January 5, 1994, and has served as Chairman and Chief Executive Officer and Director of Futech since March 1995. Mr. Goett attended Arizona State University, where he studied Business Management.

     DANIEL LESNICK. Mr. Lesnick has been a Director of the Company since August 29, 1997 and Chief Operating Officer since January 1, 2000. Mr. Lesnick was Executive Vice President and Chief Operating officer of the Company from August 4, 1997 to December 11, 1998. Prior to that time, Mr. Lesnick had been Executive Vice President of Janex Corporation, a wholly owned subsidiary of the Company, from October 6, 1993 to January 31, 1997, at which time he left Janex.

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

         CHARLES M. FOLEY. Mr. Foley currently is fulfilling the role of Interim Chief Financial Officer/Secretary and Treasurer for the Company. Mr. Foley is President and founder of Home, Office & Personal Organizers, Inc. - a consulting firm that specializes in accounting, financial, administrative and Y2K issues. He served as Chief Operating Officer and Financial Officer for Futech Interactive Products, Inc. from January 1995 through February 1997. During this time Mr. Foley resided on Futech's Board of Directors from 1997 through spring of 1998. Prior to his tenure at Futech, Mr. Foley was the Corporate Controller for Paradise International Distribution Corporation, the international and specialty markets distributor for Futech's Talking Pages-Registered Trademark- book line. He began with Paradise in April of 1994 and continued in that capacity while assuming his new duties at Futech.

         JOSEPH K. PETTER. Mr. Petter served as Chief Operating officer of Janex from December 11, 1998 until 1 January, 2000. He has also served as Chief Operating Officer of Futech since February 1997. Mr. Petter joined Futech as Vice President of Operations in March 1996. From July 1989 to December 1995, Mr. Petter was a Division Vice President of ADVO, Inc., a direct mail marketing company. From 1970 to 1989, Mr. Petter was a Group or Senior Manager with several different operating companies of the Dun & Bradstreet Corporation. Mr. Petter completed the Executive Management Program at the University of Chicago and received a B.S. in industrial Engineering from the Illinois Institute of Technology.


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

         Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements with respect to the year ended December 31, 1999 applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that Futech Interactive Products, Inc. failed to file (i) four Form 4s, Statement of Changes of Beneficial Ownership of Securities, with respect to sales of securities in February, September, October and November 1999, and (ii) a Form 5, Statement of Beneficial Ownership of Securities.

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

COMPENSATION OF OFFICERS AND KEY EMPLOYEES

         The following table sets forth the compensation paid or to be paid by the Company with respect to the fiscal year ended December 31, 1999, to the Chief Executive Officer and the other executive officers or key employees whose total annual salary and bonus exceeded $100,000:

-----------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION(1)                LONG TERM
                                                                             COMPENSATION
-----------------------------------------------------------------------------------------------------

                                                           OTHER           AWARDS         ALL
NAME & PRINCIPAL                                          ANNUAL         SECURITIES      OTHER
POSITION                  YEAR    SALARY     BONUS    COMPENSATION(2)    UNDERLYING   COMPENSATION
                                                                          OPTIONS
                                                                          (SHARES)
-----------------------------------------------------------------------------------------------------
Vincent W. Goett          1999    100,000    --             --               --            --
Chief Executive Officer   1998    --         --             --               --            --


Daniel Lesnick            1999    $104,000   --             --               --            --
Chief Operating Officer,  1998    $104,000   --             --               --            --
Director

-----------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------

(1) Compensation under Company employee benefit plans, to which all employees of the Company are eligible, is not included in the table.

(2) Includes car allowances, Company paid vehicles and Company paid health/life/disability insurance.

STOCK OPTION PLAN

         In March 2000, the Company adopted the 2000 Combination Stock Option Plan ("the Plan"). This plan is to be made available to employees of the Company and its subsidiaries (if any), and to individuals whose services contribute to the growth and development of the Company. Options to purchase up to 2,500,000 shares may be issued under the Plan, and options may be awarded for up to ten
(10) years.

         As of April 30, 2000, options to purchase 2,150,000 shares of the Company's Common Stock have been issued under the Plan.

         The following table provides information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 1999, to persons named in the Summary Compensation Table:


--------------------------------------------------------------------------------------------------------------------------
                                            Option Grants in Last Fiscal Year
                                            Individual Grants in Fiscal 1999
--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Market Price
                      Number of Securities      % of Total Options        Exercise of                         on Grant
                       Underlying Options           Granted to               Base                               Date
        Name                 Granted         Employees in Fiscal Year    Price ($/sh)     Expiration Date
--------------------------------------------------------------------------------------------------------------------------
Vincent W. Goett               -0-                      -0-                   ---               ---              ---
--------------------------------------------------------------------------------------------------------------------------
Daniel Lesnick                  0                        0                    ---               ---              ---
--------------------------------------------------------------------------------------------------------------------------

         The following table provides information concerning each exercise of stock options during the fiscal year ended December 31, 1999, and the value of unexercised options at December 31, 1999, to persons named in the Summary Compensation Table:

--------------------------------------------------------------------------------------------------------------------
                                  Aggregated Option Exercises in Last Fiscal Year
                                         and Fiscal Year End Option Values
--------------------------------------------------------------------------------------------------------------------
                                                               Number of Securities        Value of Unexercised
                                                              Underlying Unexercised      In-the-Money Options at
                        Shares Acquired                          Options at FY-End              FY-End ($)
        Name            on Exercise (#)   Value Realized        (Exercisable/Total)     (Exercisable/Unexercisable)
                                                 ($)
--------------------------------------------------------------------------------------------------------------------
Vincent W. Goett              -0-                -0-                    0/0                         -/-
--------------------------------------------------------------------------------------------------------------------
Daniel Lesnick                -0-                -0-                    0/0                         -/-
--------------------------------------------------------------------------------------------------------------------

EMPLOYMENT ARRANGEMENTS

         The Company has not entered into employment agreements with any of its executive officers.

         In August 1995, the Company established a 401K Profit Sharing Plan ("401K") for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax-deferred basis to their 401K accounts, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. For the year ended December 31, 1999, the Company did not make a contribution to the 401K.

         The Company has a health insurance plan, which covers all employees in a non-discriminatory manner. With the exception of the health insurance plan and the 401K, the Company has no insurance or medical reimbursement plans covering its officers or directors, nor does it contemplate implementing any such plans at this time.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of April 30, 2000, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

Name and address of                            Shares Owned           Percent
Beneficial Owners                              Beneficially           of Class
-----------------                              ------------           --------
Security ownership of beneficial owners:

Vincent W. Goett                              12,855,491(1) (2)       48.15%(2)
2999 N. 44th. St., Suite 225
Phoenix, AZ 85018






Daniel Lesnick                                 1,391,942(2)            6.41%(2)
564 Grant St.
Newtown, PA 18940

Charles M. Foley                                      -0-                --
c/o Futech Interactive Products, Inc.
2999 N. 44th Street
Phoenix, AZ 85018

Les Friedland                                  1,989,157(2)            9.16%(2)
615 Hope Road
Building One
Eatontown, NJ 07724

Howard W. & Helene Z. Moore                    2,618,900(2)           12.06%(2)
2540 Hayesville Ave.
Henderson, NV 89052

Security ownership of management:

Vincent W. Goett                               7,855,491(1)(2)        48.15%(2)
Daniel Lesnick                                 1,391,943(2)            6.41%(2)

All Executive Officers and Directors
as a group (3 persons):                       14,247,433(2)           53.36%(2)


     (1) Shares held of record by Palmilla Ventures Limited Partnership, over which Mr. Goett shares voting and investment control.

     (2)  Includes 6,000,000, 1,391,943, 1,989,157 and 2,618,900 shares of common stock issuable to Messrs. Goett, Lesnick, Friedland and Mr. And Mrs. Moore, respectively, following an increase to 65,000,000 in the number of authorized but unissued shares of common stock of the Company. In certain circumstances, additional shares of common stock may be issuable to the foregoing persons. See Item 12: "Certain Relationships and Related Transactions". Also includes 5,000,000 shares of common stock issuable upon conversion of 5,000,000 shares of the Company's convertible preferred stock. Mr. Goett has waived his right to convert these shares until the Company's authorized but unissued shares are increased.

         For purposes of computing "Percent of Class" owned, the number of issued and outstanding shares of common stock has been increased to reflect the aggregate minimum of 12,000,000 shares of common stock issuable to the foregoing persons.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has engaged the services of a manufacturer's representative firm, Les Friedland Associates ("LFA"), to represent the Company to customers located in the states of New York, New Jersey, Connecticut and Pennsylvania. LFA represents the Company to three of its largest customers, Toys R Us, Wal-Mart and Kmart. The principal owner and operator of LFA, Mr. Leslie Friedland, is a former President of Janex and is the beneficial owner of approximately 1.1% of the Company's issued and outstanding common stock as of March 31, 2000. Under the terms of the representative agreement ("LFA Agreement"), LFA was to be paid a commission of 4.25% on all sales that it generates within its territory. Effective April 1, 1995, LFA and the Company agreed to reduce the commission rate under the LFA Agreement to 4%. The terms and conditions of the representative agreement are standard in the industry, and the agreement is cancelable at any time with 30 days notice. Pursuant to the LFA Agreement, LFA was paid, or will be paid, $47,500 for the year ended December 31, 1999, and $65,154 for the year ended December 31, 1998.

         In June 1999, the Company entered into a merger agreement ("Merger Agreement") with, among other parties, Futech Interactive Products, Inc. ("Futech"), then the majority stockholder of the Company. Vincent Goett, the Company's President and Chief Executive Officer, is President, Chief Executive Officer and a major stockholder and creditor of Futech. The Company, Futech, Trudy Corporation, DaMert Company and Fundex Games, Ltd. were going to combine into a diversified children's product company that would design, develop and distribute proprietary children's products, such as books, games, toys and stationary. Effective as of December 1, 1999, the parties terminated the Merger Agreement and all rights and obligations of the parties thereunder.

         During 1998, Futech advanced an aggregate of approximately $620,000 to the Company, which was used to fund the Company's operations. These amounts were unsecured and non-interest bearing. During 1999, Futech advanced approximately an additional $1 million, which was also used to fund the Company's operations. These amounts were also unsecured and non-interest bearing. At December 31, 1999, the aggregate amount owned to Futech was approximately $1.6 million.

         In January, 2000, the Company entered into a license agreement ("License Agreement") with Futech. Under the License Agreement, Futech granted the Company an exclusive license of the technology related to the "Toynet" system of interactive talking toys. The License Agreement may be terminated by either party upon 60 days written notice, without penalty. The License Agreement specifies a royalty rate of 10% for non-licensed product and 5% for licensed product.

         In February 2000, the Company entered into an agreement, as amended (the "Futech Agreement"), with Futech pursuant to which the Company would acquire all the assets of Futech (other than those related to the website www.oKid.com) and assume certain Futech liabilities. As discussed above, Vincent Goett is President, Chief Executive Officer and a major stockholder and creditor of Futech. Under the Futech Agreement, in exchange for the Futech Assets, the Company would issue Futech 16,000,000 shares of the Company's common stock. The Company would be obligated to issue additional shares of common stock in the event that the market price per share of the common stock is less than $1.00 at closing and has not reached a price of $1.00 per share during the 24 months following the closing. In addition, the Company has agreed to assume up to $10 Million of Futech's obligations to a certain bank. Futech has agreed to cancel approximately $1.6 Million in debt owed by the Company to Futech. This transaction is subject to, among other conditions, approval of Futech's board of directors, stockholders and creditors, as well as the approval of the Company's board of directors and stockholder approval of an increase in the number of the Company's authorized but unissued shares.

         In addition, in February 2000, the Company entered into an agreement (the "oKid Agreement") with Futech to purchase the URL domain name and related website www.oKid.com (the "oKid Assets"). Under the oKid Agreement, the Company will acquire the oKid Assets for 4,000,000 shares of the Company's common stock, subject to increase as described above with respect to the Company's purchase of the Futech Assets. This transaction is subject to, among other conditions, approval of the board of directors of Futech and the Company.

         Because the Company did not have sufficient authorized but unissued shares of common stock to execute its business and financial plans, in March 2000, Palmilla Ventures Limited Partnership, of which Vincent Goett is a general partner, agreed to surrender to the Company an aggregate of 10 million shares of the Company's common stock so that such shares could be restored to the status of authorized but unissued shares of common stock. Of the aggregate 10 million shares surrendered, 1,159,952 (6.0% of the outstanding common stock prior to surrender) were being held for the benefit of Dan Lesnick, Chief Operating Officer and a Director of the Company, 2,182,417 (11.4% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Howard Moore, and 1,657,631 (8.6% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Les Friedland, the Company's former president.

         Under this Agreement, as soon as possible following an increase to 65 million in the number of the Company's authorized but unissued shares, the Company will return the 10 million shares surrendered and will issue the surrendering shareholders, pro rata, based on the number of shares surrendered, an aggregate of 2 million additional shares of common stock as compensation for surrendering their shares to the Company.

         In addition, if the price of the Company's common stock is lower when the 10 million replacement shares are issued, than it was on the date the shares were surrendered, the surrendering shareholders will be issued additional shares, pro rata, based on the number of shares surrendered, such that the total replacement shares issued is equal in value on the replacement date to the value of the shares surrendered on the date of surrender. For example, if the value of 10 million shares on the date of surrender was $15 Million and the market price of the Company's common stock on the replacement date was $1.00, the surrendering shareholders would be issued 15 million shares of common stock on the replacement date to replace the $15 Million in value surrendered at the surrender date.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


     (a) EXHIBITS. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:


Exhibit
Number          Description
------          -----------
2.1             Global Merger Agreement dated June 4, 1999 and incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission June 15, 1999.

2.2             Termination Agreement dated as of December 1, 1999 relating to
                Global Merger Agreement.

2.3             Termination, Release and Settlement Agreement dated December 1999.

3.1             Articles of Incorporation. (1)

3.2             Amendment No. 1 to Articles of Incorporation. (2)

3.3             Statement of Resolution Establishing Series for Shares. (2)

3.4             Amendment No. 2 to Articles of Incorporation. (2)

3.5             Bylaws of the Company. (3)

3.6             Articles of Amendment to Articles of Incorporation, dated
                August 11, 1994 and filed on August 16, 1994. (4)

4.1             Specimen Common Stock Certificate. (2)

10.1            Lease Agreement between With Design in Mind International, Inc., a
                Colorado corporation and Warner Center Business Park Properties III,
                L.P. for premises located at 21700 Oxnard Street, Suite 1610, Woodland
                Hills, CA 91367 dated January 6, 1994. (5)






10.26 Indemnification Agreement wherein the Company is indemnifying its former accountants BDO Seidman, LLP for claims arising out of the reissuance of the Company's 1997 financial statements. (6)

16              Letter of BDO Seidman, LLP (7)

16.1            Letter of Ernst & Young, LLP (8)

21              Subsidiaries of the Registrant

27              Financial Data Schedule


------------------------------
(1) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(2) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 filed August 8, 1990.
(3) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.
(4) Incorporated by reference to an exhibit to the Company's Registration Statement filed with the Commission December 20, 1994.
(5) Incorporated by reference to an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.
(6) Incorporated by reference to an exhibit to the Company's Form 10-K SB for the year ended December 31, 1998.
(7) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.
(8) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

     b) REPORTS ON FORM 8-K. There were no reports filed on form 8-K during the last quarter of the fiscal year.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2000
                            JANEX INTERNATIONAL, INC.


                                  By:  /s/ Vincent W. Goett
                                       ---------------------
                                       Vincent W. Goett, Chairman of the Board,
                                       President and Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                     Title                              Date
----------                     -----                              ----
/s/ Vincent Goett              Chairman, President and            May 11, 2000
---------------------------
Vincent Goett                  Chief Executive Officer
                               (principal executive officer
                                and director)



/s/ Daniel Lesnick             Chief Operating Officer            May 11, 2000
---------------------------
Daniel Lesnick                 and Director
                               (principal executive officer
                                and director)

/s/ Charles M. Foley           Chief Financial Officer (Interim)  May 11, 2000
---------------------------
Charles M. Foley               (principal financial and
                                accounting officer)
