Form 10QSB
period 2000-03-31
JANEX INTERNATIONAL INC
filed 2000-05-19
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from: Not applicable

Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              COLORADO                                         84-1034251
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)

    2999 N. 44TH STREET, SUITE 225                               85018
    PHOENIX, ARIZONA 85018-7247                               (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (602) 808-8765

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 18, 2000, the issuer had 9,098,750 shares of its common stock, no par value, and 5,000,000 shares of its preferred stock, no par value, issued and outstanding (plus an additional minimum of 12,000,000 shares of Common Stock committed for issuance). See footnote 1 to the Company's financial statements included with this report.

                            JANEX INTERNATIONAL, INC.
                                TABLE OF CONTENTS

PART I
  CONSOLIDATED BALANCE SHEETS...............................................1
  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED).........................2
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).........................3
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)....................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION............................................9

PART II  OTHER INFORMATION.................................................11
ITEM 5.  OTHER INFORMATION.................................................11
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................14
SIGNATURES.................................................................16

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31, 2000
                                                       December 31, 1999    (Unaudited)
                                                       -----------------  --------------
ASSETS (All Collateralized)
Current assets:
    Cash and cash equivalents ........................   $      3,920      $      8,712
    Accounts receivable, net of allowance of $22,942
      at December 31, 1999 and March 31, 2000 ........         55,978            61,934
    Inventories ......................................           --                --
    Other current assets .............................         84,306            77,052
                                                         ------------      ------------
Total current assets .................................        144,204           147,698

Property and equipment, net ..........................          3,025             2,093
Intangible assets, net ...............................        270,662           261,589
                                                         ------------      ------------
Total assets .........................................   $    417,891      $    411,380
                                                         ============      ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Note payable - bank ..............................   $    256,943      $    256,943
    Due to Futech Interactive Products, Inc. .........      1,630,192         1,650,452
    Accounts payable .................................      1,033,671         1,058,327
    Accrued expenses .................................        546,155           684,849
                                                         ------------      ------------
Total current liabilities ............................      3,466,961         3,650,571

Shareholders' deficit:
    Class A convertible preferred stock, no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 at
      December 31, 1999 and March 31, 2000,
      Respectively ...................................        569,022           569,022
    Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 18,098,750 and
      11,698,750 at December 31, 1999 and March 31,
      2000, respectively .............................     12,803,507        18,874,457
    Common stock issuable - 10,000,000 at March 31,
      2000 (minimum) .................................           --                --
    Additional paid-in capital .......................        554,517           554,517
    Accumulated deficit ..............................    (16,976,116)      (23,237,187)
                                                         ------------      ------------
Total shareholders' deficit ..........................     (3,049,070)       (3,239,191)
                                                         ------------      ------------
Total liabilities and shareholders' deficit ..........   $    417,891      $    411,380
                                                         ============      ============


     See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended March 31,
                                                --------------  --------------
                                                     1999            2000
                                                --------------  --------------
Net Sales ....................................   $    222,346    $      2,530
Royalty Income ...............................           --             5,956
Cost of Sales ................................       (187,037)           (430)
Royalty Expense ..............................         (5,355)           --
                                                 ------------    ------------
     Gross margin ............................         29,954           8,056

Operating Expenses:
     Selling, general and
       administrative ........................        154,928         178,774
     Stock based compensation ................           --         6,070,950
     Depreciation and amortization ...........         73,408          10,005
                                                 ------------    ------------
Loss from operations .........................       (198,382)     (6,251,673)
                                                 ------------    ------------
Other income (expense)
     Interest expense ........................         (5,520)         (7,398)
     Other income (expense) ..................            409            --
                                                 ------------    ------------

Total other income (expense) .................         (5,111)         (7,398)
                                                 ------------    ------------

Loss before income tax .......................       (203,493)     (6,259,071)
Income tax provision .........................         (4,725)         (2,000)
                                                 ------------    ------------
Net Loss .....................................   $   (208,218)   $ (6,261,071)
                                                 ============    ============

Loss per common share ........................   $      (0.01)   $      (0.33)
                                                 ============    ============
Weighted average number of Common
shares outstanding ...........................     18,098,750      18,920,728
                                                 ============    ============


          See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                                   1999            2000
                                                                  ------          ------
OPERATING ACTIVITIES
Net loss ..................................................   $  (208,218)     $(6,261,071)
Adjustments to reconcile net income (loss) to net
     Cash provided by (used in) operating activities:
     Stock based compensation .............................          --          6,070,950
     Depreciation .........................................        45,686              932
     Amortization .........................................        27,722            9,073
Changes in operating assets and liabilities:
     Accounts receivable ..................................       (38,348)          (5,956)
     Inventories ..........................................        96,065             --
     Other current assets .................................       (79,548)           7,254
     Accounts payable .....................................      (236,146)          24,656
     Accrued expenses .....................................      (233,442)         138,694
                                                              -----------      -----------
Net cash used in operating activities .....................      (626,229)         (15,468)

INVESTING ACTIVITIES
Product development costs .................................       (24,168)            --
                                                              -----------      -----------
Net cash used in investing activities .....................       (24,168)            --

FINANCING ACTIVITIES
Increase in due to Futech .................................       605,718           20,260
                                                              -----------      -----------
Net cash provided by financing activities .................       605,718           20,260
                                                              -----------      -----------
Net increase in cash and cash equivalents .................       (44,679)           4,792
Cash and cash equivalents at beginning of period ..........        62,412            3,920
                                                              -----------      -----------
Cash and cash equivalents at end of period ................   $    17,733      $     8,712
                                                              ===========      ===========

Supplemental cash flow Information:

Cash paid for interest ....................................   $     5,321      $     3,858
                                                              -----------      -----------
Cash paid for income taxes ................................   $     4,725             --
                                                              ===========      ===========

          See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)

1. DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Janex International, Inc. ("Company") and its subsidiaries are in the business of developing, marketing and selling toys and functional children's products which are manufactured by subcontractors. Janex sells its products primarily to U.S.-based retailers and their Hong Kong subsidiaries.

The accompanying consolidated financial statements are unaudited, but, in the opinion of Company management, contain all adjustments necessary to present fairly the financial position of the Company at March 31, 2000, the results of operations for the three months ended March 31, 2000 and 1999, and the changes in cash flows for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1999 is taken from the Company's audited financial statements.

Some of the information and footnote disclosures normally included in financial statements that are prepared in accordance with generally-accepted accounting principles have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission. However, Company management believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate at the balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant, are recorded as comprehensive income. At December 31, 1999 and March 31, 2000, the adjustment was not significant.

The preparation of financial statements in conformity with generally-accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past three years and has negative net worth and negative working capital as of March 31, 2000. These factors raise significant doubt as to the Company's ability to continue as a going concern.

The Company's ultimate ability to continue as a going concern depends on the market acceptance of its products, an increase in revenues and the achievement of operating profits and positive cash flow. The Company will also require additional financial resources from Futech Interactive Products, Inc. ("Futech"), or from other sources to provide near-term operating cash to enable the Company to execute its plans to move toward profitability. Management believes that future financings, the planned acquisitions (described in Item 5. Other Information of this Form 10-QSB), and additional sales to be generated from new product lines that are being developed, will be sufficient to allow the Company to continue in operation.

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

                  At March 31, 2000, the Company has the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and long-term debt. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

         STOCK-BASED COMPENSATION

         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, to the extent that the exercise price of the Company's employee stock options equals management's estimate of the fair value of the underlying stock on the date of grant, no compensation expense is recognized. To the extent the fair market value of the common stock at date of grant exceeds the option price, compensation expense is recorded.

         Deferred expense on stocks and options issued to officers and directors for services or other consideration to be received in the future are offset against equity and are amortized to expense over the period of benefit.

         LOSS PER SHARE

         Loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement
         128). Basic earnings per share is computed by dividing net loss (profits) by the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common share equivalents during the period. Common share equivalents include employee stock options using the treasury method and dilutive convertible securities using the if-converted method. Common share equivalents have been excluded from the calculation of loss per share for all periods presented, as their effect is anti-dilutive. For purposes of calculating loss per share, weighted average outstanding shares includes the minimum 10,000,000 shares and an additional 2,000,000 compensation shares issuable to related parties upon an increase to 65,000,000 in the number of the Company's authorized but unissued shares. See Part II Other Information, Item 5 Other Information, in this Form 10-QSB.

         COMPREHENSIVE LOSS

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive loss and its components. Comprehensive loss for the Company is the same as net loss for all periods presented.

         PENSION PLAN

         The Company has a 401(k) Plan for the benefit of the employees of the Company. Under the provisions of the 401(k) Plan, employees may make contributions on a tax-deferred basis to their 401(k) accounts, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401(k) Plan. Such contributions are allocated between members of the 401(k) Plan based on a pre-stated formula. Employer contributions vest with 401(k) Plan participants at the rate of 20% per year, beginning in year two and ending in year six of employment. The Company did not make contributions to the 401(k) Plan for 1999 and 2000.

         NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board issued several pronouncements. Of such pronouncements, only two may have future applicability, Statement of Financial Accounting Standards (SFAS) No. 132 "Employers Disclosures about Pensions and other Postretirement Benefits," effective June 15, 2000, and No. 137 "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000. The current financial statements would not have been impacted by these pronouncements as the Company has not participated in derivative transactions and a 401(k) Plan.

         SHAREHOLDERS' DEFICIT

         Stock Based Compensation

         In March 2000, the Company granted options to purchase 2,150,000 shares at an exercise price of $.001 per share. 1,600,000 of such options have been exercised as of March 31, 2000. The remaining unexercised options at March 31, 2000 (550,000) were held by two employees of the Company. The difference between the option price and the fair market value of the common stock at the date of grant was $2,069,350, which was charged to operations. Accordingly, common stock increased by $2,070,950 ($2,069,350 + $1,600). Of the 1,600,000 shares which have been exercised, 725,000 shares were exercised by employees of the Company and 200,000 were exercised by a major shareholder of the Company. The options that were not exercised were issued to employees of the Company, one of whom exercised options for 500,000 of the 725,000 shares.

         Sec Part II, Item 5. Other Information, of this Form 10-QSB, for a description of the transaction in which Palmilla Ventures Limited Partnership, a related party, for itself and on behalf of certain other related parties, surrendered to the Company 10,000,000 shares of the Company's common stock. The 10,000,000 shares (minimum) and the 2,000,000 compensation shares issuable by the Company are deemed issued and outstanding for purposes of computing loss per share, and the 2,000,000 shares are treated as issued and outstanding for all purposes.

         Accumulated Deficit

         Accumulated deficit increased to the extent of the Company's net loss of $6,261,071.

4. SUBSEQUENT EVENTS

In May 2000, the Company issued options to purchase 950,000 shares of common stock, at an exercise price of $.001 per share, as follows: 400,000 were issued to the Company's chief executive officer, 300,000 were issued to the Company's chief operating officer, and 250,000 were issued to the chief financial officer (interim). The Company inadvertently issued options to purchase 600,000 shares of common stock in excess of the maximum number issuable under the Company's 2000 combination Stock Option Plan. Such options have been exercised. Accordingly, in May 2000, the Company amended outstanding options to reduce the number of options issuable by 600,000 and the parties whose options were amended have agreed to return the 600,000 shares to the Company in exchange for the exercise price paid. The Company intends to re-issue such options to such persons upon an increase in the number of shares available under the Company's 2000 Combination Stock Option Plan or adoption of a new plan.

On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served the Company with a Second Amended Complaint which names Futech Interactive Products, Inc. ("Futech"), Vincent W. Goett ("Goett"), and the Company as defendants. The Company was not named in the original complaint or the first amended complaint. The case is pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). The proceeding originally commenced in June 1999. The Second Amended Complaint alleges, among other things, (i) that Futech is indebted to Golden Books in the amount of $1 million under a promissory note dated August 14, 1996 ("Note"), (ii) that Futech has defaulted on its obligations under the Note, (iii) that Goett has personally guaranteed performance of Futech's obligations under the Note, (iv) that Goett in January 2000 caused Futech to transfer all or virtually all of its assets to the Company, and (v) that the transfer was made by Goett and Futech knowingly with intent to deplete Futech of assets and that the Company accepted the transfer knowingly and with intent to assist Goett and Futech in depleting Futech of assets and thereby rendering it judgement-proof or, in the alternative, that Futech, on or about January 2000, transferred to the Company Futech's Interactive Books division and all of the assets and liabilities thereof. On the basis of the foregoing, the Second Amended Complaint alleges that Futech, Goett and the Company (or in the alternative Goett and the Company) are jointly and severably liable for the $1 million under the Note, plus interest, costs and reasonable attorney's fees.

The Second Amended Complaint also alleges (i) that Futech transferred its assets to the Company with intent to hinder, delay or defraud Golden Books in pursuit of its claim against Futech, (ii) that such transfer was made without receiving a reasonably equivalent value for the transfer, (iii) that Futech was insolvent at the time of transfer (or became insolvent as a result), (iv) that the transfer included all or substantially all of Futech's assets to the Company, (v) that the transfer of Futech assets to the Company was a "fraudulent conveyance" under Arizona law, and (vi) that Goett conspired with Futech and Janex to effect the asset transfer with the intent and for the purpose of hindering, delaying and defrauding Futech's creditors, including rendering Futech judgement proof, and that such conduct was malicious and intended to injure Golden Books.

Based on the foregoing, Golden Books claims it is entitled to garnishment, avoidance of the transfer, and attachment or other provisional remedy and $1 million, plus interest and punitive damages.

As described in Item 5. Other Information, in Part II of this Form 10-QSB, in February 2000, the Company entered into an agreement, as amended, to acquire the assets of Futech. The Company also entered into an agreement in February 2000 to acquire from Futech the website okid.com and related assets. However, these asset purchases have not been consummated and are expressly conditioned upon, among other things, the approval of Futech's creditors. Since the Company has not completed the acquisition of Futech's assets, the Company believes that it has strong defenses against the foregoing claims and intends to vigorously defend against them. Although the Company believes it has strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on the Company.

5. SEGMENT INFORMATION

The Company operates exclusively in the children's products industry. For geographical reporting, revenues are attributed to the geographic location from which goods are shipped. Intercompany sales are recorded at cost. A summary of the Company's operations by geographical area for the three months ended March 31, 1999 and 2000 is as follows:

                                                             ADJUSTMENTS
                                                                AND
                                UNITED STATES    HONG KONG   ELIMINATIONS    CONSOLIDATED
                                -------------    ---------   ------------    ------------
1999
Net sales:
     Customers ..............     $ 119,354      $ 102,992    $     --         $ 222,346
     Intercompany ...........          --             --            --              --
Total revenue ...............     $ 119,354        102,992          --           222,346

Operating income (loss) .....      (156,504)       (41,878)         --          (198,382)
Interest expense ............        (5,319)          (201)         --            (5,520)
Depreciation and amortization       (24,887)       (48,521)         --           (73,408)


                                                             ADJUSTMENTS
                                                                 AND
                                UNITED STATES    HONG KONG   ELIMINATIONS    CONSOLIDATED
                                -------------    ---------   ------------    ------------
2000
Net sales:
     Customers ..............   $     2,530       $   --      $     --       $     2,530
     Intercompany ...........          --             --            --              --
     Royalties received         $     5,956           --            --       $     5,956
Total revenue ...............   $     8,486           --            --       $     8,486

Operating loss ..............    (6,251,523)       (11,962)         --        (6,251,523)
Interest expense ............        (7,398)          --            --            (7,398)
Depreciation and
  amortization ..............        (9,083)          (922)         --           (10,005)


                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The Company has during the quarter ended March 31, 2000 entered into agreements to license technology and acquire several companies with complimentary products in an effort to promote growth in the Company's core business and revenues.

For a description of these planned acquisitions, see Part II Other Information,
Item 5. Other Information, in this Form 10-QSB.

Although we expect to realize revenues if we consummate the acquisitions, we also expect that our operating expenses will dramatically increase. Although we plan to carefully review operating expenses with a view to reducing them, wherever possible, we expect that interest expense on debt assumed (estimated $13 million) in connection with the acquisitions will approximate $1,200,000 per year. Each of the companies we plan to acquire has incurred, in the past and continues to incur, significant losses and negative cash flow. We cannot assure you that we will be able to reduce expenses or that the acquired companies will become profitable. Accordingly, we expect to continue to incur significant losses for the foreseeable future.

CONSOLIDATED RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999:

NET LOSS

The Company's net loss for the quarter ended March 31, 2000 increased by $6,051,853 over the comparable prior period. Such increase is principally attributable to a non cash charge to operations of $6,070,950 related to stock based compensation expense.

NET SALES

For the three months ended March 31, 2000, net sales decreased by $219,816 to $2,530, as compared to net sales of $222,346 for the three months ended March 31, 1999. The decrease in net sales is due to several factors. The focus of Company management during the first quarter on the acquisition of several complimentary businesses has had an adverse effect on sales performance, as management's attention was not directed to selling product. In addition, the Company's shortage of operating capital has adversely affected the Company's sales and marketing activities and its ability to acquire inventory, all of which has adversely affected sales. Unless and until the Company consummates the planned acquisitions, the Company does not expect it will realize any significant sales during the year ending December 31, 2000. The planned acquisitions may not be consummated.

At March 31, 2000, the Company had no backlog of unfilled orders, compared to a backlog of approximately $400,000 at March 31, 1999. The decrease in backlog is due to the decrease in sales activity described above.

GROSS MARGIN

Gross margin is equal to net sales plus royalty income, less cost of sales and royalty expense.

For the three months ended March 31, 2000, gross margin was $8,056, as compared to a gross margin of $29,954 for the three months ended March 31, 1999.

ROYALTY EXPENSE AND INCOME

For the three months ended March 31, 2000, there was no royalty expense, as compared to $5,355, or 2% of net sales, for the three months ended March 31, 1999. The decrease in royalty expense for the three months ending March 31, 2000 was a result of the very substantial reduction in sales for the three months ending March 31, 2000. The Company received royalties of $5,956 during this period, generated from a new licensing agreement with Fundex Games, Ltd.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three months ended March 31, 2000, selling, general and administrative expenses increased by $23,826 to $178,754, as compared to $154,928 for the three months ended March 31, 1999.

The increase in selling, general and administrative expenses was due to increased expenses of approximately $100,000 for the costs of legal, financial, and advisory services related to SEC compliance, partially offset by a reduction of recurring operating expenses.

STOCK BASED COMPENSATION

For the three months ended March 31, 2000, the Company incurred stock based compensation (non cash) in the amount of approximately $6,000,000. These charges relate to stock options granted and stock issuable to related parties as compensation for surrendering their shares to the Company. See Part II, Other Information, Item 5, Other Information, for a description of the transaction in which certain related parties surrendered their shares to the Company.

LIQUIDITY AND CAPITAL RESOURCES

We continue to experience a severe working capital deficiency and negative cash flow. We currently have no cash and are unable to meet our financial obligations as they become due. Our working capital deficiency was $3,239,191, including indebtedness to a related party of approximately $1,650,452, at March 31, 2000, compared to $3,322,668 at March 31, 1999. At this time, we are not generating any significant revenue, but are incurring substantial costs and expenses to fund our operations. We expect that our working capital deficiency will increase significantly as a result of completing the planned acquisitions. We also expect the completion of the acquisitions will exacerbate our cash flow problems.

Based on current cash on hand, we need to raise additional funds immediately. We plan to reduce the working capital deficiency by raising additional capital in the form of either debt or equity financings. Further, as described above, we plan to carefully review operating expenses, with a view to reducing them, wherever possible. We cannot assure you that we will raise sufficient funds to reduce the working capital deficiency or fund our operations. If we are unable to raise sufficient capital in a timely fashion to reduce the working capital deficit and fund continuing operations, our business will be adversely affected and we will not be able to continue as a going concern.

Our auditors' report as at December 31, 1999 indicates that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

     -   have  experienced a significant decline in revenues;
     -   have negative net worth and working capital; and
     -   have recurring losses.

Based upon our current budget and business planning, we believe that we will need approximately $10 million of additional capital to fund our planned operations over the next twelve months and that we will need to raise or generate such amount during the next twelve months to eliminate our auditors' going concern opinion. We cannot be sure that we will be able to internally generate or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion.

Our ultimate ability to continue as a going concern depends on: (1) the market acceptance of our products; (2) our generating sufficient operating profits; (3) creation of a sustainable positive cash flow; and (4) obtaining additional financial resources to provide near term operating cash.

Our operating activities used $15,488 for the three months ended March 31, 2000, as compared to $626,229 for the three months ended March 31, 1999. The decrease in cash used by our operating activities is primarily attributable to an increase of $163,350 in accounts payable and accrued expenses in the current quarter, compared to a decrease of $469,588 in accounts payable and accrued expenses in the prior quarter. The increase in accounts payable and accrued expenses reflects lack of operating capital.

Our financing activities generated $20,260 during the three months ended March 31, 2000, compared to $605,718 during the same period in 1999. The decrease in cash generated from financing activities is a result of decreased advances from Futech.

As of March 31, 2000, subject to the availability of operating capital and assuming the completion of the planned acquisitions discussed under Part II, Other Information, Item 5, Other Information, we plan to make capital expenditures over the next twelve months of up to $1,500,000 to fund new product development, including initial licensing charges and tooling. In addition, if we complete the acquisition of WWW.OKID.COM and related assets, we also anticipate that we will expend approximately $3,300,000 for Web site development and marketing over the next twelve months. If we complete our planned acquisitions, we expect the combined companies to have significantly more employees then we currently have.

INFLATION

We do not believe that inflation has had a significant impact on our costs and profits during the past two years.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described below and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially form those expressed in our forward-looking statements:

     *    the implementation of our growth strategy;

     * the effects of the planned acquisition and new relationships with complementary companies;

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served the Company with a Second Amended Complaint which names Futech Interactive Products, Inc. ("Futech"), Vincent W. Goett ("Goett"), and the Company as defendants. The Company was not named in the original complaint or the first amended complaint. The case is pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). The proceeding originally commenced in June 1999. The Second Amended Complaint alleges, among other things, (i) that Futech is indebted to Golden Books in the amount of $1 million under a promissory note dated August 14, 1996 ("Note"), (ii) that Futech has defaulted on its obligations under the Note, (iii) that Goett has personally guaranteed performance of Futech's obligations under the Note, (iv) that Goett in January 2000 caused Futech to transfer all or virtually all of its assets to the Company, and (v) that the transfer was made by Goett and Futech knowingly with intent to deplete Futech of assets and that the Company accepted the transfer knowingly and with intent to assist Goett and Futech in depleting Futech of assets and thereby rendering it judgement-proof or, in the alternative, that Futech, on or about January 2000, transferred to the Company Futech's Interactive Books division and all of the assets and liabilities thereof. On the basis of the foregoing, the Second Amended Complaint alleges that Futech, Goett and the Company (or in the alternative Goett and the Company) are jointly and severably liable for the $1 million under the Note, plus interest, costs and reasonable attorney's fees.

The Second Amended Complaint also alleges (i) that Futech transferred its assets to the Company with intent to hinder, delay or defraud Golden Books in pursuit of its claim against Futech, (ii) that such transfer was made without receiving a reasonably equivalent value for the transfer, (iii) that Futech was insolvent at the time of transfer (or became insolvent as a result), (iv) that the transfer included all or substantially all of Futech's assets to the Company, (v) that the transfer of Futech assets to the Company was a "fraudulent conveyance" under Arizona law, and (vi) that Goett conspired with Futech and Janex to effect the asset transfer with the intent and for the purpose of hindering, delaying and defrauding Futech's creditors, including rendering Futech judgement proof, and that such conduct was malicious and intended to injure Golden Books.

Based on the foregoing, Golden Books claims it is entitled to garnishment, avoidance of the transfer, and attachment or other provisional remedy and $1 million, plus interest and punitive damages.

As described in Item 5. Other Information, in this Part II, in February 2000, the Company entered into an agreement, as amended, to acquire the assets of Futech. The Company also entered into an agreement in February 2000 to acquire from Futech the website okid.com and related assets. However, these asset purchases have not been consummated and are expressly conditioned upon, among other things, the approval of Futech's creditors. Since the Company has not completed the acquisition of Futech's assets, the Company believes that it has strong defenses against the foregoing claims and intends to vigorously defend against them. Although the Company believes it has strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on the Company.

ITEM 5.  OTHER INFORMATION.

During the quarter ended March 31, 2000, the Company adopted a Combination Stock Option Plan ("Plan") which permits the issuance of options to purchase up to 2,500,000 shares of Common Stock. During the current quarter, the Company issued options to purchase an aggregate 2,150,000 shares of Common Stock at an exercise price of $.001 per share, including options for 200,000 shares issued to a greater than 5% shareholder. In May 2000, options to purchase an additional 925,000 shares were issued, at an exercise price of $.001 per share, to three of the Company's officers, two of whom are major stockholders, and options to purchase an aggregate 600,000 shares were terminated. The Company intends to re-issue such options for 600,000 shares at such time as the number of shares covered by the Company's Plan is increased or the Company adopts a new plan.

The Company has during the quarter ended March 31, 2000 entered into agreements to license technology and acquire several companies with complimentary products in an effort to promote growth in the Company's core business and revenues.

On January 19, 2000, the Company signed a non-binding letter of intent to acquire 100% of the capital stock of WebShare, Inc. ("WebShare"), a San Diego-based company that provides lead generation services to the timeshare vacation resort industry through its subsidiary, ResorTravel.com. The transaction is subject to, among other things, the negotiation, execution and delivery of definitive agreements and approval of the board of directors.

In January, 2000, the Company entered into a license agreement ("License Agreement") with Futech Interactive Products, Inc. ("Futech"). Under the License Agreement, Futech granted the Company an exclusive license of the technology related to the "Toynet" system of interactive talking toys. The License Agreement may be terminated by either party upon 60 days written notice, without penalty. The License Agreement specifies a royalty rate of 10% for non-licensed product and 5% for licensed product. The License Agreement terminates upon consummation of the Company's acquisition of the Futech Assets (defined below) pursuant to the Futech Agreement (defined below).

On February 17, 2000, the Company signed a non-binding memorandum of understanding to acquire 63.88% of the issued and outstanding common stock of Trudy Corporation ("Trudy"), a public company, from its major shareholders (reduced to 52% to reflect subsequent sales by the majority stockholder). Trudy is a Norwalk, Connecticut-based designer, manufacturer, and distributor of high quality specialty publishing products, with a library of more than eighty books under the Soundprints imprint. The transaction is subject to, among other things, the negotiation, execution and delivery of definitive agreements and approval of the board of directors.

In February 2000, the Company entered into an agreement, as amended (the "Futech Agreement"), with Futech, pursuant to which the Company would acquire all the assets of Futech (other than those related to the website WWW.OKID.COM) ("Futech Assets") and assume certain Futech liabilities. Vincent Goett, President and Chief Executive Officer of the Company, is a major stockholder and creditor of Futech. Under the Futech Agreement, in exchange for the Futech Assets, the Company would issue Futech 16,000,000 shares of the Company's common stock. The Company would be obligated to issue additional shares of common stock in the event that the market price per share of the Company's common stock is less than $1.00 at closing and has not reached a price of $1.00 per share during the 24 months following the closing. In addition, the Company has agreed to assume up to $10 Million of Futech's obligations to a certain bank. Futech has agreed to cancel approximately $1.6 Million in debt owed by the Company to Futech. This transaction is subject to, among other conditions, approval of Futech's board of directors, stockholders and creditors, as well as the approval of the Company's board of directors and stockholder approval of an increase in the number of the Company's authorized but unissued shares.

In addition, in February 2000, the Company entered into an agreement, as amended (the "oKid Agreement"), with Futech to purchase the URL domain name and related website, WWW.OKID.COM, and related assets (the "oKid Assets"). Under the oKid Agreement, the Company will acquire the oKid Assets for 4,000,000 shares of the Company's common stock, subject to increase as described above with respect to the Company's purchase of the Futech Assets. This transaction is subject to, among other conditions, approval of the board of directors of Futech and the Company, approval of Futech's creditors, and stockholder approval of an increase in the number of the Company's authorized but unissued shares.

On March 24, 2000, the Company entered into a Merger Agreement, as amended ("Merger Agreement"), with DaMert Company ("DaMert"), a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. Pursuant to the Merger Agreement, DaMert Company would be merged with and into a wholly-owned subsidiary of the Company. Under the Merger Agreement, the Company would issue 2,650,000 shares of the Company's common stock as consideration for the Merger. By virtue of the Merger, the Company will succeed to the business, assets and liabilities of DaMert Company. The Company would be obligated to issue additional shares of common stock in the event that the market price per share of the common stock is less than $2.00 at closing and has not reached a price of $2.00 per share during the 24 months following the closing. In addition, the Company has agreed to issue 64,425 shares of common stock to a major stockholder of DaMert Company in satisfaction of approximately $129,000 of debt owing to such stockholder by DaMert Company. The number of shares is subject to increase as described above. This transaction is subject to, among other conditions, approval of each party's board of directors and stockholders.

There can be no assurance that any of the foregoing acquisitions will be consummated.

Because the Company did not have sufficient authorized but unissued shares of common stock to execute its business and financial plans, in March 2000, Palmilla Ventures Limited Partnership, of which Vincent Goett is a general partner, agreed to surrender to the Company an aggregate of 10 million shares of the Company's common stock so that such shares could be restored to the status of authorized but unissued shares of common stock. Of the aggregate 10 million shares surrendered, 1,159,952 (6.0% of the outstanding common stock prior to surrender) were being held for the benefit of Dan Lesnick, Chief Operating Officer and a Director of the Company, 2,182,417 (11.4% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. and Mrs. Howard Moore, and 1,657,631 (8.6% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Les Friedland, the Company's former president.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

EXHIBIT
NUMBER    DESCRIPTION

 2.1 Global Merger Agreement dated June 4, 1999 and incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed with the Commission June 15, 1999. (1)

 2.2 Termination Agreement dated as of December 1, 1999 relating to Global Merger Agreement. (1)

 2.3      Termination, Release and Settlement Agreement dated December 1999. (1)

 2.4 Agreement for Purchase and Sale of Assets between Futech Interactive Products, Inc. and the Company dated February 25, 2000, as amended by the First Amendment thereto dated April 28, 2000.

 2.5 Agreement for Purchase and Sale of oKid Assets between Futech Interactive Products, Inc. and the Company dated February 25, 2000, as amended by the First Amendment thereto dated April 28, 2000.

 2.6 Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the First Amendment thereto dated May 10, 2000.

 3.1      Articles of Incorporation. (2)

 3.2      Amendment No. 1 to Articles of Incorporation. (3)

 3.3      Statement of Resolution Establishing Series for Shares. (3)

 3.4      Amendment No. 2 to Articles of Incorporation. (3)

 3.5      Bylaws of the Company. (4)

 3.6 Articles of Amendment to Articles of Incorporation, dated August 11, 1994 and filed on August 16, 1994. (5)

 4.1      Specimen Common Stock Certificate. (3)

10.1 Lease Agreement between With Design in Mind International, Inc., a Colorado corporation and Warner Center Business Park Properties III, L.P. for premises located at 21700 Oxnard Street, Suite 1610, Woodland Hills, CA 91367 dated January 6, 1994. (6)

10.26 Indemnification Agreement wherein the Company is indemnifying its former accountants BDO Seidman, LLP for claims arising out of the reissuance of the Company's 1997 financial statements. (7)

10.27 Letter Agreement between Palmilla Ventures Limited Partnership and the Company dated March 9, 2000, as supplemented by a Letter Agreement dated April 15, 2000.

16        Letter of BDO Seidman, LLP. (8)

16.1      Letter of Ernst & Young, LLP. (9)

21        Subsidiaries of the Registrant. (1)

27        Financial Data Schedule

99.1      2000 Combination Stock Option Plan. (10)

------------------
(1) Filed as an Exhibit with the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 1999 and incorporated by this reference.

(2) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.

(3) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 filed August 8, 1990.

(4) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.

(5) Incorporated by reference to an exhibit to the Company's Registration Statement filed with the Commission December 20, 1994.

(6) Incorporated by reference to an exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1993.

(7) Incorporated by reference to an exhibit to the Company's Form 10-K SB for the year ended December 31, 1998.

(8) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(10)  Incorporated by reference to Exhibit 99.1 to the Company's Form
      S-8 Registration Statement filed with the Commission on March 24, 2000.

         (b) Reports on Form 8-K - Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            JANEX INTERNATIONAL, INC.
                                            Registrant



                                            By: /s/ Vincent W. Goett
Date: May 18, 2000                          ------------------------------------
                                            Vincent W. Goett
                                            President
                                            Chief Executive Officer, Director



                                            By: /s/ Charles M. Foley
Date: May 18, 2000                          ------------------------------------
                                            Charles M. Foley
                                            Chief Financial Officer (Interim)
                                            Treasurer and Secretary