Form 10QSB
period 2000-06-30
JANEX INTERNATIONAL INC
filed 2000-08-28
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from: Not applicable

Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           COLORADO                                       84-1034251
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        615 HOPE ROAD                                       07724
   EATONTOWN, NEW JERSEY                                  (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (602) 808-8765

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 2000, the issuer had 14,828,750 shares of its common stock, no par value, and 5,000,000 shares of its preferred stock, no par value, issued and outstanding (plus an additional minimum of 12,000,000 shares of Common Stock committed for issuance). See Part II, Item: Other Information in this report.

                            JANEX INTERNATIONAL, INC.

                                TABLE OF CONTENTS



PART I
  CONSOLIDATED BALANCE SHEET ...............................................1
  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED).........................2
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).........................3
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)....................4

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION............................................8

PART II  OTHER INFORMATION.................................................13
ITEM 5.  OTHER INFORMATION.................................................14
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................17
SIGNATURES.................................................................19


                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                       June 30, 2000
                                                                         (Unaudited)
                                                                       -------------
ASSETS (All Collateralized)
Current assets:
    Cash and cash equivalents ........................                  $      5,199
    Accounts receivable, net of allowance of $22,942 .                        81,479
    Inventories ......................................                            --
    Other current assets .............................                       150,327
                                                                        ------------
Total current assets .................................                       237,005

Property and equipment, net ..........................                         2,093
Intangible assets, net ...............................                       261,589
                                                                        ------------
Total assets .........................................                  $    500,687
                                                                        ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Note payable - bank ..............................                  $    337,250
    Due to Futech Interactive Products, Inc. .........                     1,624,617
    Accounts payable .................................                     1,257,441
    Accrued expenses .................................                       564,868
    Loans Payable.....................................                       166,081
                                                                        ------------
Total current liabilities ............................                     3,950,257

Shareholders' deficit:
    Class A convertible preferred stock, no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 ........                       569,022
    Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 13,428,750 .......                    15,826,058
     Additional paid-in capital ......................                       554,517
    Treasury Stock, at cost: 10,000,000 shares                            (2,870,000)
    Accumulated deficit ..............................                   (24,399,167)
                                                                        ------------
                                                                         (10,319,570)

    Due to Related Parties............................                     6,870,000
Total shareholders' deficit ..........................                    (3,449,570)
                                                                        ------------
Total liabilities and shareholders' deficit ..........                  $    500,687
                                                                        ============


                See accompanying summary of accounting policies
                       and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                For the Three Months             For the Six Months
                                                   Ended June 30,                  Ended June 30,
                                          --------------  --------------    ------------ -------------
                                                1999            2000            1999          2000
                                          --------------  --------------    ------------ -------------
Net Sales .............................   $       22,589  $          399    $    244,935 $       2,927
Cost of Sales .........................          (14,872)            151        (201,909)         (279)
Royalty Expense .......................             (797)        (10,575)         (6,152)       (4,617)
                                          --------------  --------------    ------------ -------------
     Gross margin .....................            6,920         (10,025)         36,874        (1,969)

Operating Expenses:
     Selling, general and
       administrative .................          199,180         415,241         354,108       594,016
     Stock based compensation .........               --         725,000              --     6,795,950
     Depreciation and amortization ....           75,548              --         148,956        10,005
                                          --------------  --------------    ------------ -------------
Loss from operations ..................         (267,808)    (1,150,266)        (466,190)   (7,401,940)
                                          --------------  --------------    ------------ -------------
Other income (expense)
     Interest expense .................           (6,840)        (11,713)        (12,360)      (19,111)
     Other income (expense) ...........           (2,060)             --          (1,651)           --
                                          --------------  --------------    ------------ -------------
Total other income (expense) ..........           (8,900)        (11,713)        (14,011)      (19,111)
                                          --------------  --------------    ------------ -------------

Loss before income tax ................         (276,708)     (1,161,979)       (480,201)   (7,421,051)
Income tax provision ..................               --              --          (4,725)       (2,000)
                                          --------------  --------------    ------------ -------------
Net Loss ..............................   $     (276,708) $   (1,161,979)   $   (484,926)$  (7,423,051)
                                          ==============  ==============    ============ =============

Loss per common share .................   $        (0.02) $        (0.11)   $      (0.03)$       (0.52)
                                          ==============  ==============    ============ =============
Weighted average number of Common
 shares outstanding ...................       18,098,750      10,652,926      18,098,750    14,362,266
                                          ==============  ==============    ============ =============


               See accompanying summary of accounting policies and
                         notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                      For the Six Months Ended June 30,
                                                      ---------------------------------
                                                          1999            2000
                                                         ------          ------
OPERATING ACTIVITIES
Net loss ..........................................   $  (484,926)     $(7,423,051)
Adjustments to reconcile net income (loss) to net
 Cash provided by (used in) operating activities:
     Stock based compensation ..................               --        6,795,950
     Depreciation ...............................          90,118              932
     Amortization ...............................          58,838            9,073
Changes in operating assets and liabilities:

     Accounts receivable ........................         (49,083)         (25,501)
     Inventories ................................          96,080               --
     Other current assets .......................         (70,776)         (66,021)
     Accounts payable ...........................        (246,369)         223,770
     Accrued expenses ...........................        (360,946)        (207,888)
                                                      -----------      -----------
Net cash used in operating activities ...........        (967,064)        (692,736)

INVESTING ACTIVITIES
Product development costs .......................         (30,615)              --
                                                      -----------      -----------
Net cash used in investing activities ...........         (30,615)              --

FINANCING ACTIVITIES
Increase/(Decrease) in due to Futech ............         950,169           (5,575)
Notes Payable....................................              --           80,307
Loans Payable....................................              --          166,081
                                                      -----------      -----------
Net cash provided/(used) by financing activities.         950,169          240,813
                                                      -----------      -----------
Net increase in cash and cash equivalents .......         (47,510)           1,279
Cash and cash equivalents at beginning of period           62,412            3,920
                                                      -----------      -----------
Cash and cash equivalents at end of period ......     $    14,902      $     5,199
                                                      ===========      ===========


               See accompanying summary of accounting policies and
                         notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Janex International, Inc. and its subsidiaries are in the business of developing, marketing and selling toys and functional children's products which are manufactured by subcontractors. We sell our products primarily to U.S.-based retailers and their Hong Kong subsidiaries.

The accompanying consolidated financial statements are unaudited. However, in the opinion of our management, they contain all adjustments necessary to present fairly our financial position at June 30, 2000, the results of our operations for the three month and six month periods ended June 30, 2000 and 1999, and the changes in our cash flows for the six-month periods ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature. The consolidated balance sheet as of December 31, 1999 is taken from our audited financial statements.

Some of the information and footnote disclosures normally included in financial statements that are prepared in accordance with generally-accepted accounting principles have been condensed or omitted under the rules and regulations of the Securities and Exchange Commission. However, our management believes that the disclosures contained in the financial statements are adequate to make the information presented not misleading. For further information, refer to the consolidated financial statements and notes included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999, as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Janex International, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. All balance sheet accounts of our foreign subsidiaries are translated at the current exchange rate at the balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant, are recorded as comprehensive income. At December 31, 1999 and June 30, 2000, there were no significant adjustments to comprehensive income.

The preparation of financial statements in conformity with generally-accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant operating losses in the past three and a half years, and we have negative net worth and negative working capital as of June 30, 2000. These factors raise significant doubt as to our ability to continue as a going concern.

Our ultimate ability to continue as a going concern depends on the market's acceptance of our products, an increase in our revenues and the achievement of operating profits, and positive cash flow. We will also require additional financial resources from other sources to provide near-term operating cash to enable us to execute our plans to move toward profitability. Management believes that future financings, the planned acquisition (described in Part II, Item 5. Other Information, of this Form 10-QSB), and additional sales to be generated from new product lines that are being developed, will be sufficient to allow us to continue in operation.

The results of operations for the three months ended June 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH EQUIVALENTS

We consider all highly-liquid investments (i.e., with a maturity of three months or less when purchased) to be cash equivalents.

   INVENTORIES

Inventories are stated at the lower of cost or market valuation. Cost is determined on various methods which approximate the first-in, first-out method.

   PROPERTY AND EQUIPMENT

Property and equipment are stated at acquisition cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from two to five years for molds, machinery and equipment, and furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2000, we had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and short-term debt. The carrying value of such financial instruments approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

   INTANGIBLE ASSETS

Intangible assets consist of goodwill and product development costs.

Costs of business acquisitions in excess of net asset of subsidiaries acquired (goodwill) are amortized on a straight-line basis over a ten-year period. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less then the carrying amounts of those assets. This methodology includes intangible assets acquired.

Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

Product development costs consist of product design and development (through subcontractors) for the various toys and children's products that we sell. The designs are stated at the lower of cost or net realizable value and amortized on a straight-line basis over a one-year to five-year period, depending on their nature.

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

   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We transact business on a credit basis with our customers. We routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited. We do not require collateral to support customer receivables. However, foreign receivables are generally secured by a letter of credit.We maintain an allowance for potential credit losses and such losses have been within management's expectations.

   REVENUE RECOGNITION

We recognize revenue upon shipment of the product to the customer, with appropriate allowances made for estimated returns and uncollectible accounts.

INCOME TAXES

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes.

Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carry-forward and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if the weight of available evidence is more likely than not that some portion or all of the deferred tax assets will not be realized.

   STOCK-BASED COMPENSATION

We have elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for our employee stock options.

Under APB 25, to the extent that the exercise price of our employee stock options equals management's estimate of the fair value of the underlying stock on the date of grant, no compensation expense is recognized. To the extent that the fair market value of the common stock at date of grant exceeds the option price, compensation expense is recorded.

Deferred expense on stocks and options issued to officers and directors for services or other consideration to be received in the future are offset against equity and are amortized to expense over the period of benefit.

   LOSS PER SHARE

Loss per share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Basic earnings per share is computed by dividing net loss (profits) by the weighted average number of common shares outstanding.

Diluted earnings per share is computed using the weighted average number of common share equivalents outstanding during the period. Common share equivalents include employee stock options using the treasury method and dilutive convertible securities using the if-converted method.

Common share equivalents have been excluded from the calculation of loss per share for all periods presented, as their effect is anti-dilutive.

   COMPREHENSIVE LOSS

As of January 1, 1998, the Company adopted SFAS Statement No. 130, "Reporting Comprehensive Income." SFAS 130 establishes new rules for the reporting and display of comprehensive loss and its components. Our comprehensive loss is the same as net loss for all periods presented.

   PENSION PLAN

We have a 401(k) Plan for the benefit of our employees. Under the provisions of the 401(k) Plan, employees may make contributions on a tax-deferred basis to their 401(k) accounts, up to the legal limits provided for by United States income tax regulations. At our discretion, we may contribute a portion of our profits to the 401(k) Plan. Such contributions are allocated between members of the 401(k) Plan based on a pre-stated formula. Employer contributions vest with 401(k) Plan participants at the rate of 20% per year, beginning in year two and ending in year six of employment. We have not made contributions to the 401(k) Plan for 1999 or 2000.

   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued several pronouncements, two of which may have future applicability, viz: Statement of Financial Accounting Standards (SFAS) No. 132, "Employers Disclosures about Pensions and other Postretirement Benefits," effective June 15, 2000, and No. 137, "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000. The current financial statements would not have been impacted by these pronouncements, as we have not participated in derivative transactions and a 401(k) Plan.

   SHAREHOLDERS' DEFICIT

Stock-Based Compensation

In May 2000, we issued options to purchase 950,000 shares of common stock, at an exercise price of $.001 per share, as follows: 400,000 to our then chief executive officer, 300,000 to our then chief operating officer (now president), 250,000 to our chief financial officer (interim). We inadvertently issued options to purchase 600,000 shares of common stock in excess of the maximum number issuable under our 2000 Combination Stock Option Plan. 850,000 of the newly-issued options had been exercised. Accordingly, in May 2000, we amended outstanding options previously issued to reduce the number of options issuable by 600,000, and the parties whose options were amended have agreed to return the 600,000 shares in exchange for the exercise price paid. We intend to re-issue such options to such persons upon an increase in the number of shares available under our 2000 Combination Stock Option Plan or upon adoption of a new plan.

The difference between the option price and the fair market value of the net total of common stock at the date of the respective grants during the three months ended June 30, 2000 was $547,000, which was charged to operations. Of the 850,000 shares which have been exercised, all were exercised by employees or former employees. Additionally, we issued 2,250,000 shares of our unregistered common stock to Vincent Goett, our Chairman and former President, on June 28, 2000. This issuance was in satisfaction of accrued salary in the amount of $225,000, owed to Mr. Goett for the fiscal year 1999 and the six months ended June 30, 2000. The difference between the fair market value of the common stock and the amount owed at the date of issuance was $180,000, which was charged to operations. Accordingly, common stock increased by $727,000 in the three months ended June 30, 2000.

See Part II, Item 5. Other Information, of this Form 10-QSB, for a description of the transaction in which Palmilla Ventures Limited Partnership, a related party, for itself and on behalf of certain other related parties, surrendered 10,000,000 shares of our common stock. The 10,000,000 shares (minimum) and the 2,000,000 compensation shares are issuable by us. The 10,000,000 shares surrendered are to be re-issued upon an increase in our authorized shares. The 2,000,000 shares to be issued as consideration for the surrender of the 10,000,000 shares were valued at our common stock's market value at the date of the transaction ($2.00).

Treasury Stock represents the original value of the acquisition of the 10,000,000 shares which have been surrendered.

As the liability to the related parties will be liquidated by the issuance of 12,000,000 (minimum) shares when the authorized shares are increased, such liability is reflected as a component of Shareholder's Deficit.

Accumulated Deficit

For the six months ended June 30, 2000, our accumulated deficit increased to the extent of our net loss of $7,423,051.

4. SUBSEQUENT EVENTS

In February, 2000, we signed a non-binding memorandum of understanding to acquire the majority of the issued and outstanding common stock of Trudy Corporation ("Trudy"), a public company, from its major shareholders. The transaction was not approved by our board of directors, and we have decided not to proceed with this transaction.

In February 2000, we entered into two asset purchase agreements, as amended, with Futech, one to acquire all the assets of Futech (other than those related to the website www.oKid.com, and the other to purchase the URL domain name and related website, www.oKid.com, and the related assets.

In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Following the filing of the bankruptcy petition, on July 12, 2000, we entered into a new Purchase and Sale Agreement with Futech (the "Futech Sale Agreement") which supersedes all prior agreements between us and Futech. This transaction was subject to, among other conditions, approval of the Bankruptcy Court, which was denied on August 18, 2000. Accordingly, we have withdrawn from the transactions contemplated by the Futech Sale Agreement, including the purchase of the assets of Futech.

On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served us with a Second Amended Complaint which names Futech, Vincent
W. Goett ("Goett"), and us as defendants. We were not named in the original complaint or the first amended complaint. The case was pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). On July 25, 2000, Golden Books and the Company entered into a stipulation to suspend this litigation until the earliest to occur of: (1) the closing of the transactions contemplated by the Agreement with Futech for the Purchase and Sale of Assets, as amended (the "Agreement"); (2) rescission or invalidation of the Agreement; or (3) January 1,2001. As noted above, we have withdrawn from the transactions contemplated by the agreement for the purchase and sale of Futech's assets.

The proceeding originally commenced in June 1999. The Second Amended Complaint alleges, among other things, (i) that Futech is indebted to Golden Books in the amount of $1 million under a promissory note dated August 14, 1996 ("Note"),
(ii) that Futech has defaulted on its obligations under the Note, (iii) that Goett has personally guaranteed performance of Futech's obligations under the Note, (iv) that Goett in January 2000 caused Futech to transfer all or virtually all of its assets to the Company, and (v) that the transfer was made by Goett and Futech knowingly with intent to deplete Futech of assets and that we accepted the transfer knowingly and with intent to assist Goett and Futech in depleting Futech of assets and thereby rendering it judgment-proof or, in the alternative, that Futech, on or about January 2000, transferred to us Futech's Interactive Books division and all of the assets and liabilities thereof. On the basis of the foregoing, the Second Amended Complaint alleges that Futech, Goett and the Company (or in the alternative Goett and the Company) are jointly and severally liable for the $1 million under the Note, plus interest, costs and reasonable attorney's fees.

The Second Amended Complaint also alleges (i) that Futech transferred its assets to us with intent to hinder, delay or defraud Golden Books in pursuit of its claim against Futech, (ii) that such transfer was made without receiving a reasonably equivalent value for the transfer, (iii) that Futech was insolvent at the time of transfer (or became insolvent as a result), (iv) that the transfer included all or substantially all of Futech's assets to the Company, (v) that the transfer of Futech assets to us was a "fraudulent conveyance" under Arizona law, and (vi) that Goett conspired with Futech and Janex to effect the asset transfer with the intent and for the purpose of hindering, delaying and defrauding Futech's creditors, including rendering Futech judgment-proof, and that such conduct was malicious and intended to injure Golden Books.

Based on the foregoing, Golden Books claims it is entitled to garnishment, avoidance of the transfer, and attachment or other provisional remedy and $1 million, plus interest and punitive damages.

As described above, since we did not complete the acquisition of Futech's assets, and have withdrawn from the transaction contemplating such acquisition, we believe that we have strong defenses against the foregoing claims and intend to vigorously defend against them. Although we believe that we have strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on us.

On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served us with a Complaint which names Futech and us as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No. CA-00 20670). The Complaint alleges, among other things,
(i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff, (iii) that we are the parent company of Futech, and that we caused Futech to transfer substantially all of its liquid assets to us, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against us and Futech in the amount of approximately $237,000. We are not the parent company of Futech and, as described above, we have not consummated the acquisition of Futech's assets. We intend to attempt to have the Default Judgment vacated, as we believe that we have strong defenses against the foregoing claims. We cannot assure you that we will be able to have the Default Judgment vacated. Even if we are able to have the Default Judgment vacated, we cannot give you any assurance as to the outcome of the litigation, which could have a material adverse affect on us.

On January 26, 2000, Caterpillar, Inc., as plaintiff ("Caterpillar"), served us with a Complaint which names us and Futech as defendants. The case was pending in the Circuit Court of the Tenth Judicial Circuit of Illinois, Peoria County (case No. 00 L26). The Complaint alleged that Janex is indebted to Caterpillar in the amount of $45,000 in unpaid minimum royalty payments under a Trademark Merchandise License Agreement dated April 15, 1997. On May 23, 2000, the Court awarded a Default Judgment against us and Futech in the amount of $60,621.80.

On May 16, 2000, A.H. Warner Properties. L.L.C., as plaintiff ("Warner"), served us with a Complaint which names us, Futech, and others as defendants. The case was pending in the Superior Court of the State of California for the County of Los Angeles (case No. 00B03229). The Complaint alleges that Janex is indebted to Warner for unpaid rent pursuant to a lease for a property located in Woodland Hills, California, and seeks judgment for the debt and interest, legal fees and expenses. The lease on the subject property expired on June 30, 2000. On July 17, 2000, the Court awarded a Default Judgment against us in the amount of approximately $22,000.

In February and May, 2000, we borrowed on an unsecured basis an aggregate of $115,000 from five institutional lenders. In August 2000, we agreed to convert the amount of these advances into shares of our common stock at the rate of $.05 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Over the last year, we have been seeking to increase our sales and operating performance through mergers with, or acquisitions of, selected companies with complementary products. To this end, we had entered into agreements with Futech Interactive Products, Inc. ("Futech"), and DaMert Company ("DaMert"). We had also entered into a letter of intent with Trudy Corporation. We have since abandoned our discussions with Trudy, and have withdrawn from the contemplated transaction with Futech. The prolonged and expensive preparations for these transactions have had a material adverse impact on our financial performance, working capital position and business prospects. We have also failed to take advantage of important licensing opportunities, causing further loss of product sales.

We believe that we could benefit from such mergers and acquisitions, and we have continued discussions and negotiations with DaMert, resulting in our current planning as set out in Part II, Item 5. Other Information, of this Form 10-QSB. We believe that the completion of the DaMert acquisition should: (i) provide access to funding for inventory and operating expenses; (ii) allow the introduction of new and complementary product lines with new licenses; and (iii) enable us to recover markets which have been neglected for some time.

During the quarter ended June 30, 2000, we have been negotiating new agreements to license technology in an effort to promote growth in our core business and revenues.

Although we expect to realize revenues if we consummate the acquisition set out in Part II, Item 5. Other Information, of this Form 10-QSB, we also expect that our operating expenses will increase dramatically. We plan to implement a thorough review of operating expenses with a view to reducing them wherever possible; however, we cannot assure you that we will be able to reduce expenses or that the acquired company will become profitable. We expect that interest expense on newly-assumed debt arising from the planned acquisition (estimated at $2,800,000) will approximate $280,000 per year until we are able to generate the funds needed to reduce such debt. DaMert has incurred in the past, and continues to incur, significant losses and negative cash flow. Accordingly, we expect to continue to incur significant losses for the foreseeable future.

We plan to grow sales of existing products, to expand into new product lines, and to reduce both our debt and our dependence on external financing. There can be no assurance that we will complete the DaMert acquisition.

CONSOLIDATED RESULTS OF OPERATIONS

NET LOSS

Our net loss for the three and six months ended June 30, 2000 was $1,161,979 and $7,423,051, respectively, compared with net losses of $276,708 and $484,926 for the comparable periods in the prior year. Such increase is primarily attributable to non-cash charges to operations of $727,000 and $6,796,000 related to stock-based compensation expense in the first and second quarters, respectively.

NET SALES

For the three and six months ended June 30, 2000, net sales were $399 and $2,927 respectively, compared to net sales of $22,589 and $244,935 for the comparable periods in the prior year. The decrease in net sales is due to several factors, the most significant of which has been the concentration of our management's focus during the second half of 1999 and the first six months of 2000 on the acquisition of several complementary businesses, none of which has been completed to date. This has had a material adverse effect on sales performance, as management's attention was not directed to sales of existing products or the development of new products. In addition, our shortage of operating capital throughout this period has affected adversely our sales and marketing activities and limited significantly our ability to acquire inventory, which in turn has contributed to the reduction in sales. Unless and until we consummate the acquisition described in Part II, Item 5. Other Information, of this Form 10-QSB, we do not expect that we will realize any significant sales during the year ending December 31, 2000. The planned acquisition may not be consummated.

At June 30, 2000, the Company had no backlog of unfilled orders, compared to a backlog of approximately $200,000 at June 30, 1999. The decrease in backlog is due to the decrease in sales activity and the associated factors described above.

GROSS MARGIN

Gross margin is equal to net sales plus royalty income, less cost of sales and royalty expense.

For the three and six months ended June 30, 2000, gross margin was a negative $10,025 and $1,969 respectively, as compared to a positive gross margin of $6,920 and $36,874 for the comparable periods in the prior year, reflecting certain fixed expenses associated with cost of sales.

ROYALTY EXPENSE AND INCOME

For the three and six months ended June 30, 2000, there was $10,575 and $4,617 respectively of royalty expense, as compared to $797 and $6,152 for the comparable prior periods. The increase in royalty expense for the six months ending June 30, 2000 resulted from adjustments for prior sales. Overall, the lack of royalty income was a direct result of the very substantial reduction in sales for the six months ending June 30, 2000, as described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and six months ended June 30, 2000, selling, general and administrative expenses were $415,241 and $594,016, respectively, as compared to $199,180 and $354,108 for the comparable periods in the prior year.

The increase in selling, general and administrative expenses was due to increased expenses of approximately $292,000 for the costs of legal, financial, professional and accounting services related to SEC compliance, partially offset by a reduction of recurring operating expenses.

STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2000, we incurred stock-based compensation (non-cash) in the amount of $727,000 and $6,796,000 respectively. Of the $6,796,000 in stock-based compensation incurred in the six months ended June 30, 2000, $2,616,000 relates to 2,500,000 stock options granted during the period, $4,000,000 relates to stock issuable to related parties as compensation for surrendering their shares to us, and $180,000 relates to issuance of 2,250,000 shares of our common stock to our Chairman and former President in satisfaction of accrued salary owing to him. See Part II, Item 5. Other Information, of this Form 10-QSB, for a description of the transactions in which certain related parties surrendered their shares to us.

LIQUIDITY AND CAPITAL RESOURCES

We continue to experience a severe working capital deficiency and negative cash flow. We currently have no cash reserves, and are unable to meet our financial obligations as they become due. We have an immediate and urgent need for cash. Our working capital deficiency at June 30, 2000 was $3,713,252, including indebtedness to a related party of approximately $1,624,617, compared to a working capital deficiency of $3,322,667 at December 31, 1999. The increase in working capital deficiency was due primarily to increased accounts payable, accrued expenses, and amounts due to related parties. At this time, we are not generating any revenue, and we are continuing to incur substantial costs and expenses to fund our operations. We expect that our working capital deficiency will increase significantly as a result of completing the planned acquisition described in Part II, Item 5. Other Information, in this Form 10-QSB. We also expect that the completion of the acquisition will exacerbate our cash flow problems until we are able to benefit from expected increases in sales.

Based on current cash on hand, we need to raise additional funds immediately in order to continue as a going concern. We plan to reduce the working capital deficiency by raising additional capital in the form of either debt or equity financings. Further, as described above, we plan to carefully review operating expenses, with a view to reducing them wherever possible. We cannot assure you that we will raise sufficient funds to reduce the working capital deficiency or fund our operations. If we are unable to raise sufficient capital in a timely fashion to reduce the working capital deficiency and to fund continuing operations, our business will be adversely affected and we will not be able to continue as a going concern.

Our auditors' report as at December 31, 1999 indicates, and our auditors continue to believe, that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

     -    have experienced a significant decline in revenues;
     -    have negative net worth and working capital; and
     -    have recurring losses.

Based upon our current budget and business planning, we believe that we will need approximately $2 million of additional capital to fund our planned operations over the next twelve months, and that we will need to raise or generate such amount during the next twelve months to eliminate our auditors' going concern opinion. We cannot be sure that we will be able to internally generate or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion.

We are involved in various legal proceedings, as described in Part II Other Information, Item 1: Legal Proceedings. In connection with such proceedings, default judgments in the aggregate amount of approximately $350,000 have been entered against us. We currently do not have the ability to pay these judgments. The enforcement of these judgments will have a material adverse affect on our business and financial condition and our ability to continue as a going concern.

As described under Part II, Item 5: Other Information, Futech has filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. Futech claims that we owe it approximately $1.6 million. The trustee of the Futech bankruptcy estate may make a claim against us for the $1.6 million. If we were required to pay all or even a part of such $1.6 million, there would be a material adverse affect on our business and financial condition and our ability to continue as a going concern.

Our ultimate ability to continue as a going concern depends on: (1) obtaining additional capital to provide near-term operating cash; and (2) creation of a sustainable positive cash flow.

Our operating activities used $692,736 of cash for the six months ended June 30, 2000, as compared to $967,064 for the six months ended June 30, 1999. The decrease in cash used by our operating activities is primarily attributable to an increase of $16,000 in accounts payable and accrued expenses in the first six months of 2000, compared to a decrease of $607,000 in accounts payable and accrued expenses in the same period in 1999. The increase in accounts payable and accrued expenses reflects our lack of operating capital.

Our investing activities used no cash during the six months ended June 30, 2000, compared to using $30,615 during the same period in 1999. The decrease in cash used by investing activities is a result of our lack of operating capital.

Our financing activities provided $246,000 of cash during the six months ended June 30, 2000, compared to providing $950,169 in cash during the same period in 1999. The decrease in cash generated from financing activities is a result of decreased advances from Futech, partially offset by a $246,000 increase in loans and notes payable.

As of June 30, 2000, subject to the availability of operating capital and assuming the completion of the acquisition (discussed in Part II, Item 5. Other Information, of this Form 10-QSB), we plan to make capital expenditures over the next twelve months of up to $285,000 to fund new product development, including initial licensing charges and tooling. If we complete our planned acquisition, we expect to have significantly more employees then we currently have. Staff numbers and efficiency will be considered as part of our overall approach to reduction and control of operating expenses within the new corporate structure.

INFLATION

We do not believe that inflation has had a significant impact on our costs and profits during the past two years.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described below and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

     * the implementation of our growth strategy;

     * the effects of the planned acquisition and new relationships with complementary companies;

     * the integration of the acquisition;

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served us with a Second Amended Complaint which names Futech, Vincent
W. Goett ("Goett"), and us as defendants. We were not named in the original complaint or the first amended complaint. The case was pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). On July 25, 2000, Golden Books and the Company entered into a stipulation to suspend this litigation until the earliest to occur of: (1) the closing of the transactions contemplated by the Agreement with Futech for the Purchase and Sale of Assets, as amended (the "Agreement"); (2) rescission or invalidation of the Agreement; or (3) January 1,2001. As described in Note 4 to the financial statements included in this Form 10-QSB, we have withdrawn from the transaction contemplated by the Agreement for the purchase and sale of Futech assets.

The proceeding originally commenced in June 1999. The Second Amended Complaint alleges, among other things, (i) that Futech is indebted to Golden Books in the amount of $1 million under a promissory note dated August 14, 1996 ("Note"),
(ii) that Futech has defaulted on its obligations under the Note, (iii) that Goett has personally guaranteed performance of Futech's obligations under the Note, (iv) that Goett in January 2000 caused Futech to transfer all or virtually all of its assets to the Company, and (v) that the transfer was made by Goett and Futech knowingly with intent to deplete Futech of assets and that we accepted the transfer knowingly and with intent to assist Goett and Futech in depleting Futech of assets and thereby rendering it judgment-proof or, in the alternative, that Futech, on or about January 2000, transferred to us Futech's Interactive Books division and all of the assets and liabilities thereof. On the basis of the foregoing, the Second Amended Complaint alleges that Futech, Goett and the Company (or in the alternative Goett and the Company) are jointly and severally liable for the $1 million under the Note, plus interest, costs and reasonable attorney's fees.

The Second Amended Complaint also alleges (i) that Futech transferred its assets to us with intent to hinder, delay or defraud Golden Books in pursuit of its claim against Futech, (ii) that such transfer was made without receiving a reasonably equivalent value for the transfer, (iii) that Futech was insolvent at the time of transfer (or became insolvent as a result), (iv) that the transfer included all or substantially all of Futech's assets to the Company, (v) that the transfer of Futech assets to us was a "fraudulent conveyance" under Arizona law, and (vi) that Goett conspired with Futech and Janex to effect the asset transfer with the intent and for the purpose of hindering, delaying and defrauding Futech's creditors, including rendering Futech judgment-proof, and that such conduct was malicious and intended to injure Golden Books.

Based on the foregoing, Golden Books claims it is entitled to garnishment, avoidance of the transfer, and attachment or other provisional remedy and $1 million, plus interest and punitive damages.

As described in Item 5. Other Information, in this Part II, since we did not complete the acquisition of Futech's assets, and have since withdrawn from the transaction contemplating such acquisition, we believe that we have strong defenses against the foregoing claims and intend to vigorously defend against them. Although we believe that we have strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on us.

On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served us with a Complaint which names Futech and us as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No. CA-00 20670). The Complaint alleges, among other things,
(i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff, (iii) that we are the parent company of Futech, and that we caused Futech to transfer substantially all of its liquid assets to us, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against us and Futech in the amount of approximately $237,000. We are not the parent company of Futech and, as described above, we have not consummated the acquisition of Futech's assets. We intend to attempt to have the Default Judgment vacated, as we believe that we have strong defenses against the foregoing claims. We cannot assure you that we will be able to have the Default Judgment vacated. Even if we are able to have the Default Judgment vacated, we cannot give you any assurance as to the outcome of the litigation, which could have a material adverse affect on us.

On January 26, 2000, Caterpillar, Inc., as plaintiff ("Caterpillar"), served us with a Complaint which names us and Futech as defendants. The case was pending in the Circuit Court of the Tenth Judicial Circuit of Illinois, Peoria County (case No. 00 L26). The Complaint alleged that Janex is indebted to Caterpillar in the amount of $45,000 in unpaid minimum royalty payments under a Trademark Merchandise License Agreement dated April 15, 1997. On May 23, 2000, the Court awarded a Default Judgment against us and Futech in the amount of $60,621.80.

On May 16, 2000, A.H. Warner Properties. L.L.C., as plaintiff ("Warner"), served us with a Complaint which names us, Futech, and others as defendants. The case was pending in the Superior Court of the State of California for the County of Los Angeles (case No. 00B03229). The Complaint alleges that Janex is indebted to Warner for unpaid rent pursuant to a lease for a property located in Woodland Hills, California, and seeks judgment for the debt and interest, legal fees and expenses. The lease on the subject property expired on June 30, 2000. On July 17, 2000, the Court awarded Default Judgment against us in the amount of approximately $22,000.

ITEM 5.  OTHER INFORMATION.

During the quarter ended June 30, 2000, we issued options to purchase an aggregate 980,000 shares of Common Stock at an exercise price of $.001 per share. Of these options, 950,000 were issued to three of our officers, two of whom are major stockholders, and 30,000 were issued to former employees for services rendered. We inadvertently issued options to purchase 600,000 shares of common stock in excess of the maximum number issuable under our 2000 Combination Stock Option Plan. 880,000 of the newly-issued options had been exercised. Accordingly, in May 2000, we amended outstanding options previously issued to reduce the number of options issuable by 600,000, and the parties whose options were amended have agreed to return the 600,000 shares in exchange for the exercise price paid. We intend to re-issue such options to such persons upon an increase in the number of shares available under our 2000 Combination Stock Option Plan or upon adoption of a new plan.

During the six months ended June 30, 2000, we have sought to negotiate new agreements to license technology and to acquire several companies with complementary products in an effort to promote growth in our core business and revenues, and we are continuing negotiations with additional prospective licensors.

On January 19, 2000, we signed a non-binding letter of intent to acquire 100% of the capital stock of WebShare, Inc. ("WebShare"), a San Diego-based company that provides lead generation services to the timeshare vacation resort industry through its subsidiary, ResorTravel.com. The transaction is subject to, among other things, the negotiation, execution and delivery of definitive agreements and approval of our board of directors. No formal activity has taken place with respect to this transaction since the date of the non-binding letter of intent.

In February 2000, we signed a non-binding memorandum of understanding to acquire the majority of the issued and outstanding common stock of Trudy Corporation, a public company, from its major shareholders. The transaction was not approved by our board of directors, and we have decided not to proceed with this transaction.

In February 2000, we entered into two asset purchase agreements, as amended, with Futech, one to acquire all the assets of Futech (other than those related to the website www.oKid.com), and the other to purchase the URL domain name and related website, www.oKid.comM and related assets.

In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Following the filing of the bankruptcy petition, on July 12, 2000, we entered into a new Purchase and Sale Agreement with Futech (the "Futech Sale Agreement") which supersedes all prior agreements between us and Futech. This transaction was subject to, among other conditions, approval of the Bankruptcy Court, which was denied on August 18, 2000. Accordingly, we have withdrawn from the transactions contemplated by the Futech Sale Agreement, including the purchase of the assets of Futech.

In March 2000, we entered into a Merger Agreement, as amended ("Merger Agreement"), with DaMert, a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. Pursuant to the Merger Agreement, DaMert would be merged with and into a wholly-owned subsidiary of Janex. Under the Merger Agreement, we would issue 2,650,000 shares of our common stock as consideration for the Merger, and would assume up to $2,800,000 of DaMert's obligations for certain loans. By virtue of the Merger, we will succeed to DaMert's business, assets and liabilities. We would be obligated to issue additional restricted shares of our common stock in the event that the market price per share of the common stock is less than $2.00 at closing and has not reached a price of $2.00 per share during the 24 months following the closing. In addition, we have agreed to issue 64,425 shares of our common stock to a major DaMert stockholder in satisfaction of approximately $129,000 of debt owing to such stockholder by DaMert. The number of shares is subject to increase as described above. This transaction is subject to, among other conditions, approval of each party's board of directors and stockholders.

There can be no assurance that the DaMert acquisition will be consummated.

Because we did not have sufficient authorized but unissued shares of common stock to execute our business and financial plans, in March 2000, Palmilla Ventures Limited Partnership, of which Vincent Goett is a general partner, agreed to surrender to the Company an aggregate of 10 million shares of our common stock so that such shares could be restored to the status of authorized but unissued shares of common stock. Of the aggregate 10 million shares surrendered, 1,159,952 (6.0% of the outstanding common stock prior to surrender) were being held for the benefit of Dan Lesnick, our then Chief Operating Officer (now, our President) and a Director, 2,182,417 (11.4% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. and Mrs. Howard Moore, and 1,657,631 (8.6% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Les Friedland, a former President.

Under this Agreement, as soon as possible following an increase to 65,000,000 in the number of our authorized but unissued shares, we will return the 10 million shares surrendered and will issue the surrendering shareholders, PRO RATA, based on the number of shares surrendered, an aggregate of 2 million additional shares of common stock as compensation for surrendering their shares to us.

In addition, if the price of our common stock is lower when the 10 million replacement shares are issued than it was on the date the shares were surrendered, the surrendering shareholders will be issued additional shares, PRO RATA, based on the number of shares surrendered, such that the total replacement shares issued is equal in value on the replacement date to the value of the shares surrendered on the date of surrender. For example, if the value of 10 million shares on the date of surrender was $15 Million and the market price of the Company's common stock on the replacement date was $1.00, the surrendering shareholders would be issued 15 million shares of common stock on the replacement date to replace the $15 Million in value surrendered at the surrender date.

On June 28, 2000, Vincent Goett, our Chairman and former President, was issued 2,250,000 shares of our unregistered common stock in satisfaction of accrued salary in the amount of $225,000, owed to Mr. Goett for the fiscal year 1999 and the six months ended June 30, 2000. The difference between the $225,000 owed and the fair market value of the common stock at the date of issuance was $180,000, which was charged to operations.

ITEM 6. RECENT ISSUES OF UNREGISTERED SECURITIES

On June 28, 2000, we issued 2,250,000 shares of unregistered common stock to our Chairman and former President in satisfaction of accrued salary in the principal amount of $225,000, owed to Mr. Goett for the fiscal year 1999 and the six months ended June 30, 2000. The issuance of the shares was effected without registration under the Securities Act of 1933, as amended, in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act. The facts relied upon to establish such exemption are as follows: (1) there was a single accredited investor who had full access to all relevant information about us; (2) there was no general solicitation; and (3) the certificates evidencing the shares are subject to restriction on transfer.

In February and May, 2000, we borrowed on an unsecured basis an aggregate of $115,000 from five individual lenders. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction was exempt based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was sophisticated about business and financial matters, and each investor had the opportunity to ask questions of our management. In August 2000, we agreed to convert the amount of these advances into shares of our common stock at the rate of $.05 per share.

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K

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

 2.2      Termination Agreement dated as of December 1, 1999 relating to Global
          Merger Agreement. (1)

 2.3      Termination, Release and Settlement Agreement dated December 1999. (1)

 2.4      Agreement for Purchase and Sale of Assets between Futech Interactive
          Products, Inc. and the Company dated February 25, 2000, as amended by the First Amendment thereto dated April 28, 2000. (11)

 2.5      Agreement for Purchase and Sale of oKid Assets between Futech
          Interactive Products, Inc. and the Company dated February 25, 2000, as amended by the First Amendment thereto dated April 28, 2000. (11)

 2.6 Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the First Amendment thereto dated May
          10, 2000. (11)

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

 3.4      Amendment No. 2 to Articles of Incorporation. (3)

 3.5      Bylaws of the Company. (4)

 3.6      Articles of Amendment to Articles of Incorporation, dated August 11,
          1994 and filed on August 16, 1994. (5)

 4.1      Specimen Common Stock Certificate. (3)

10.1      Lease Agreement between With Design in Mind International, Inc., a
          Colorado corporation and Warner Center Business Park Properties III,
          L.P. for premises located at 21700 Oxnard Street, Suite 1610, Woodland
          Hills, CA 91367, dated January 6, 1994. (6)

10.26 Indemnification Agreement wherein the Company is indemnifying its former accountants BDO Seidman, LLP for claims arising out of the reissuance of the Company's 1997 financial statements. (7)

10.27     Letter Agreement between Palmilla Ventures Limited Partnership and the
          Company dated March 9, 2000, as supplemented by a Letter Agreement dated April 15, 2000. (11)

10.28     First Amendment of Option Agreement between the Company and Daniel
          Lesnick dated May 12, 2000.

10.29 Letter withdrawing from the Agreement for Purchase and Sale of Assets between the Company and Futech Interactive Products, Inc., dated July
          12, 2000 ("Purchase Agreement") and Purchase Agreement.




10.30 Subscription Agreement between the Company and Vincent W. Goett, dated as of June 28, 2000.

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

(8) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(10)  Incorporated by reference to Exhibit 99.1 to the Company's Form S-8
      Registration Statement filed with the Commission on March 24, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

         (b) Reports on Form 8-K - Not applicable.


                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JANEX INTERNATIONAL, INC.
                                       Registrant

                                       By: /s/ Vincent W. Goett
Date: August 28, 2000                  ------------------------------------
                                       Vincent W. Goett
                                       Chairman


                                       By: /s/ Daniel Lesnick
Date: August 28, 2000                  ------------------------------------
                                       Daniel Lesnick
                                       President and Director