Form 10QSB/A
period 2000-06-30
JANEX INTERNATIONAL INC
filed 2000-11-20
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

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

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                        June 30, 2000
                                                                         (Unaudited)
                                                                        --------------

ASSETS (All Collateralized)
Current assets:
    Cash and cash equivalents ........................                  $      5,199
    Accounts receivable, net of allowance of $22,942 .                        81,479
    Inventories ......................................                          --
    Other current assets .............................                       150,327
                                                                         ------------
Total current assets .................................                       237,005

Property and equipment, net ..........................                         2,093
Intangible assets, net ...............................                       261,589
                                                                         ------------
Total assets .........................................                  $    500,687
                                                                         ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Note payable - bank ..............................                  $    337,250
    Due to Futech Interactive Products, Inc. .........                     1,624,617
    Accounts payable .................................                     1,257,441
    Accrued expenses .................................                       564,868
    Loans Payable.....................................                       166,081
                                                                         ------------
Total current liabilities ............................                     3,950,257

Shareholders' deficit:
    Class A convertible preferred stock, no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 ........                       569,022
    Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 13,428,750 .......                    15,826,058
     Additional paid-in capital ......................                       554,517
    Treasury Stock, at cost: 10,000,000 shares........                    (2,870,000)
    Accumulated deficit ..............................                   (24,399,167)
                                                                         ------------
                                                                         (10,319,570)

    Due to Related Parties............................                     6,870,000
Total shareholders' deficit ..........................                    (3,449,570)
                                                                         ------------
Total liabilities and shareholders' deficit ..........                 $     500,687
                                                                         ============

                 See accompanying summary of accounting policies
                       and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                For the Three Months             For the Six Months
                                                   Ended June 30,                  Ended June 30,
                                          --------------  --------------    ------------ -------------
                                                1999            2000            1999          2000
                                          --------------  --------------    ------------ -------------

Net Sales .............................   $     22,589    $       399       $  244,935   $     2,927
Cost of Sales .........................        (14,872)           151         (201,909)         (279)
Royalty Expense .......................           (797)       (10,575)          (6,152)       (4,617)
                                          ------------    ------------      ------------ -------------
     Gross margin .....................          6,920        (10,025)          36,874        (1,969)

Operating Expenses:
     Selling, general and
       administrative .................        199,180        415,241          354,108       594,016
     Stock based compensation .........           --          725,000             --       6,795,950
     Depreciation and amortization ....         75,548          --             148,956        10,005
                                          ------------    ------------     ------------- -------------
Loss from operations ..................       (267,808)    (1,150,266)        (466,190)   (7,401,940)
                                          ------------    ------------     ------------- -------------
Other income (expense)
     Interest expense .................         (6,840)       (11,713)         (12,360)      (19,111)
     Other income (expense) ...........         (2,060)          --             (1,651)         --
                                          ------------    ------------     ------------- -------------
Total other income (expense) ..........         (8,900)       (11,713)         (14,011)      (19,111)
                                          ------------    ------------     ------------- -------------

Loss before income tax ................       (276,708)    (1,161,979)        (480,201)   (7,421,051)
Income tax provision ..................           --             --             (4,725)       (2,000)
                                          ------------    ------------     ------------- -------------
Net Loss ..............................   $   (276,708)   $(1,161,979)     $  (484,926)  $(7,423,051)
                                          ============    ============     ============= =============

Loss per common share .................   $      (0.02)   $     (0.11)     $     (0.03)  $     (0.52)
                                          ============    ============     ============= =============
Weighted average number of Common
shares outstanding ....................     18,098,750     10,652,926       18,098,750    14,362,266
                                          ============    ============     ============= =============

               See accompanying summary of accounting policies and
                         notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                   For the Six Months Ended June 30,
                                                   ---------------------------------
                                                          1999            2000
                                                         ------          ------

OPERATING ACTIVITIES
Net loss ........................................   $  (484,926)     $(7,423,051)
Adjustments to reconcile net income (loss) to net
 Cash provided by (used in) operating activities:
     Stock based compensation ...................          --          6,795,950
     Compensation ...............................          --            125,000
     Depreciation ...............................        90,118              932
     Amortization ...............................        58,838            9,073
Changes in operating assets and liabilities:
     Accounts receivable ........................       (49,083)         (25,501)
     Inventories ................................        96,080             --
     Other current assets .......................       (70,776)         (66,021)
     Accounts payable ...........................      (246,369)         223,770
     Accrued expenses ...........................      (360,946)         120,314
                                                     -----------      -----------
Net cash used in operating activities ...........      (967,064)        (239,534)

INVESTING ACTIVITIES
Product development costs .......................       (30,615)            --
                                                     -----------      -----------
Net cash used in investing activities ...........       (30,615)            --

FINANCING ACTIVITIES
Increase/(Decrease) in due to Futech ............       950,169           (5,575)
Increase in Notes Payable........................          --             80,307
Increase in Loans Payable........................          --            166,081
                                                     -----------      -----------
Net cash provided/(used) by financing activities.       950,169          240,813
                                                     -----------      -----------
Net increase in cash and cash equivalents .......       (47,510)           1,279
Cash and cash equivalents at beginning of period         62,412            3,920
                                                    ------------     ------------
Cash and cash equivalents at end of period ......   $    14,902      $     5,199
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

   CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

We transact business on a credit basis with our customers. We routinely assess the financial strength of our customers and, as a consequence, believe that our trade accounts receivable credit risk exposure is limited. We do not require collateral to support customer receivables. However, foreign receivables are generally secured by a letter of credit. We maintain an allowance for potential credit losses and such losses have been within management's expectations.

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

4. SUBSEQUENT EVENTS AND LITIGATION

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

On June 30, 2000, CarrAmerica Realty Corporation, L.P., as Plaintiff, served us with a Complaint which names us and others as defendants. On July 7, 2000 we were served with a first amended Complaint which changed the Plaintiff to CarrAmerica Realty, L.P. ("Carr"). The case is pending in the Superior Court of the State of Arizona in and for the County of Maricopa (case No. CV2000-012389). The Complaint alleges that, on or about June 1, 2000, we issued a check for $61,812.78 which was returned to Carr for insufficiency of funds. The Complaint further alleges that we intended to defraud Carr. We issued the check to Carr in payment of a portion of the rent owed by Futech Interactive Products, Inc. ("Futech") to Carr on a property located in Phoenix, Arizona. Carr seeks judgment against us for twice the amount of the check (that is, $123,635.56), in addition to interest, court costs and reasonable attorneys' fees. On September 14, 2000 we answered the amended Complaint and asserted several affirmative defenses. The outcome of this litigation is uncertain and could materially adversely affect our financial condition.

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

Our operating activities used $239,534 of cash for the six months ended June 30, 2000, as compared to $967,064 for the six months ended June 30, 1999. The decrease in cash used by our operating activities is primarily attributable to an increase of $469,084 in accounts payable and accrued expenses (including compensation expense) in the first six months of 2000, compared to a decrease of $607,000 in accounts payable and accrued expenses in the same period in 1999. The increase in accounts payable and accrued expenses reflects our lack of operating capital. These factors were partially offset by an increased net loss of approximately $6,940,000 partially offset by increased stock based compensation of approximately $6,800,000.

Our investing activities used no cash during the six months ended June 30, 2000, compared to using $30,615 during the same period in 1999. The decrease in cash used by investing activities is a result of our lack of operating capital.

Our financing activities provided $246,000 of cash during the six months ended June 30, 2000, compared to providing $950,169 in cash during the same period in 1999. The decrease in cash generated from financing activities is a result of decreased advances from Futech, partially offset by $246,000 increase in loans and notes payable.

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

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties, including without limitation, those described below and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

          -    the implementation of our growth strategy;

          - the effects of the planned acquisition and new relationships with complementary companies;

          -    the integration of the acquisition;

          -    the availability of additional capital;

          -    variations in stock prices and interest rates;

          -    fluctuations in quarterly operating results; and

          - other risks and uncertainties described in our filings with the SEC.

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

On June 30, 2000, CarrAmerica Realty Corporation, L.P., as Plaintiff, served us with a Complaint which names us and others as defendants. On July 7, 2000 we were served with a first amended Complaint which changed the Plaintiff to CarrAmerica Realty, L.P. ("Carr"). The case is pending in the Superior Court of the State of Arizona in and for the County of Maricopa (case No. CV2000-012389). The Complaint alleges that, on or about June 1, 2000, we issued a check for $61,812.78 which was returned to Carr for insufficiency of funds. The Complaint further alleges that we intended to defraud Carr. We issued the check to Carr in payment of a portion of the rent owed by Futech Interactive Products, Inc. ("Futech") to Carr on a property located in Phoenix, Arizona. Carr seeks judgment against us for twice the amount of the check (that is, $123,635.56), in addition to interest, court costs and reasonable attorneys' fees. On September 14, 2000 we answered the amended Complaint and asserted several affirmative defenses. The outcome of this litigation is uncertain and could materially adversely affect our financial condition.

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

3.4       Amendment No. 2 to Articles of Incorporation. (3)

3.5       Bylaws of the Company. (4)

3.6 Articles of Amendment to Articles of Incorporation, dated August 11, 1994 and filed on August 16, 1994. (5)

4.1       Specimen Common Stock Certificate. (3)

10.1 Lease Agreement between With Design in Mind International, Inc., a Colorado corporation and Warner Center Business Park Properties III, L.P. for premises located at 21700 Oxnard Street, Suite 1610, Woodland Hills, CA 91367, dated January 6, 1994. (6)

10.26 Indemnification Agreement wherein the Company is indemnifying its former accountants BDO Seidman, LLP for claims arising out of the reissuance of the Company's 1997 financial statements. (7)

10.27 Letter Agreement between Palmilla Ventures Limited Partnership and the Company dated March 9, 2000, as supplemented by a Letter Agreement dated April 15, 2000. (11)

10.28 First Amendment of Option Agreement between the Company and Daniel Lesnick dated May 12, 2000. (12)

10.29 Letter withdrawing from the Agreement for Purchase and Sale of Assets between the Company and Futech Interactive Products, Inc., dated July 12, 2000 ("Purchase Agreement") and Purchase Agreement. (12)

10.30 Subscription Agreement between the Company and Vincent W. Goett, dated as of June 28, 2000. (12)

16        Letter of BDO Seidman, LLP. (8)

16.1      Letter of Ernst & Young, LLP. (9)

21        Subsidiaries of the Registrant. (1)

27        Financial Data Schedule (12)

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

(8) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(10) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed with the Commission on March 24, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(12) Incorporated by reference to an exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

         (b) Reports on Form 8-K - Not applicable.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JANEX INTERNATIONAL, INC.
                                           Registrant



                                           By: /s/ Vincent W. Goett
Date: November 17, 2000                        --------------------------------
                                               Vincent W. Goett
                                               Chairman



                                           By: /s/ Daniel Lesnick
Date: November 17, 2000                        ---------------------------------
                                               Daniel Lesnick
                                               President and Director