Form 10QSB
period 2000-09-30
JANEX INTERNATIONAL INC
filed 2000-11-22
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from: Not applicable

Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           COLORADO                                       84-1034251
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

        615 HOPE ROAD                                       07724
   EATONTOWN, NEW JERSEY                                  (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (732) 935-0707

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---
As of November 17, 2000, the issuer had 10,073,259 shares of its common stock, no par value, and 5,000,000 shares of its preferred stock, no par value, issued and outstanding (plus an additional minimum of 16,697,129 shares of Common Stock committed for issuance). See Part II, Item 5: Other Information in this report.

                            JANEX INTERNATIONAL, INC.

                                TABLE OF CONTENTS






PART I
  CONSOLIDATED BALANCE SHEET ...............................................3
  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED).........................4
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).........................5
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)....................6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION...........................................12

PART II  OTHER INFORMATION.................................................15
ITEM 5.  OTHER INFORMATION.................................................17
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................19
SIGNATURES.................................................................22


                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET




                                                                     September 30, 2000
                                                                         (Unaudited)
                                                                     -------------------
ASSETS (All Collateralized)
Current assets:
    Cash and cash equivalents ........................                  $      5,141
    Accounts receivable, net of allowance of $22,942.                         81,479
    Inventories ......................................                            --
    Other current assets .............................                       112,827
                                                                        ------------
Total current assets .................................                       119,447

Property and equipment, net ..........................                            --
Intangible assets, net ...............................                       270,662
                                                                        ------------
Total assets .........................................                  $    470,109
                                                                        ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Note payable - bank ..............................                  $    331,943
    Due to Futech Interactive Products, Inc. .........                     1,606,199
    Accounts payable .................................                     1,320,524
    Accrued expenses .................................                       852,618
    Loans Payable.....................................                       174,352
                                                                        ------------
Total current liabilities ............................                     4,285,636

Shareholders' deficit:
    Class A convertible preferred stock, no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 ........                       569,022
    Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 14,770,388 .......                    15,980,721
     Additional paid-in capital ......................                       554,517
    Treasury Stock, at cost: 10,000,000 shares                            (2,870,000)
    Accumulated deficit ..............................                   (24,919,787)
                                                                        ------------
                                                                         (10,685,527)

    Due to Related Parties............................                     6,870,000
Total shareholders' deficit ..........................                    (3,815,527)
                                                                        ------------
Total liabilities and shareholders' deficit ..........                  $    470,109
                                                                        ============




                 See accompanying summary of accounting policies
                       and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)





                                            For the Three Months             For the Nine Months
                                             Ended September 30,             Ended September 30,
                                      --------------  --------------    ------------ -------------
                                            1999            2000            1999            2000
                                      --------------  --------------    -----------    --------------
Net Sales ........................    $     47,442     $        410     $    292,377     $      3,337
Cost of Sales ....................         (36,973)            --           (238,882)            (279)
Royalty Expense ..................         (76,112)           4,618         (173,503)            --
                                      ------------     ------------     ------------     ------------
     Gross margin ................         (65,643)           5,028         (120,008)           3,058
Operating Expenses:
     Selling, general and
       administrative ............         137,874          442,457          491,982        1,036,473
     Stock based compensation ....            --             87,207             --          6,883,156
     Depreciation and amortization          95,617           (6,979)         244,574            3,025
                                      ------------     ------------     ------------     ------------
Loss from operations .............        (299,134)        (517,657)        (856,564)      (7,919,596)
                                      ------------     ------------     ------------     ------------
Other income (expense)
     Interest expense ............          (7,305)          (2,964)         (19,665)         (22,075)
     Other income (expense) ......           1,362             --               (288)            --
                                      ------------     ------------     ------------     ------------
Total other income (expense) .....          (5,943)          (2,964)         (19,953)         (22,075)
                                      ------------     ------------     ------------     ------------

Loss before income tax ...........        (305,077)        (520,621)        (876,517)      (7,941,671)
Income tax provision .............            --               --             (4,725)          (2,000)
                                      ------------     ------------     ------------     ------------
Net Loss .........................    $   (305,077)    $   (520,621)    $   (881,242)    $ (7,943,671)
                                      ============     ============     ============     ============

Loss per common share ............    $      (0.02)    $       (.04)     $     (0.05)    $       (.56)
                                      ============     ============     ============     ============
Weighted average number of Common
 shares outstanding ..............      18,098,750       13,652,356       18,098,750       14,125,629
                                      ============     ============     ============     ============




               See accompanying summary of accounting policies and
                         notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)







                                                  For the Nine Months Ended September 30,
                                                  ---------------------------------------
                                                           1999            2000
                                                          ------          ------
OPERATING ACTIVITIES
Net loss ..........................................   $  (881,242)     $(7,943,671)
Adjustments to reconcile net income (loss) to net
 Cash provided by (used in) operating activities:
     Stock based compensation ..................               --        6,883,156
     Compensation ...............................              --          125,000
     Depreciation ...............................         139,538            3,025
     Amortization ...............................         105,036               --
     Inventory Write-offs .......................          15,238               --
     Provision (credit) for doubtful accounts ...             (18)              --

Changes in operating assets and liabilities:

     Accounts receivable ........................         (37,506)         (25,501)
     Inventories ................................          96,708               --
     Other current assets .......................         (19,240)         (28,521)
     Accounts payable ...........................        (244,664)         286,853
     Accrued expenses ...........................        (249,126)         475,146
                                                      -----------      -----------
Net cash used in operating activities ...........      (1,075,276)        (224,513)

INVESTING ACTIVITIES
Purchase of property and equipment ..............         (19,723)              --
Product development costs .......................         (26,476)              --
Proceeds from Stock Options .....................              --              375
                                                      -----------      -----------
Net cash used in investing activities ...........         (46,199)             375

FINANCING ACTIVITIES
Increase/(Decrease) in due to Futech ............       1,076,884          (23,993)
Increase/(Decrease) in Notes Payable ............             (57)          75,000
Increase/(Decrease) in Loans Payable ............              --          174,352
                                                      -----------      -----------
Net cash provided/(used) by financing activities.       1,076,827          225,359
                                                      -----------      -----------
Net increase in cash and cash equivalents .......         (44,648)           1,221
Cash and cash equivalents at beginning of period           62,412            3,920
                                                      -----------      -----------
Cash and cash equivalents at end of period ......     $    17,764      $     5,141
                                                      ===========      ===========




                 See accompanying summary of accounting policies
                       and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 (UNAUDITED)

1.   DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Janex International, Inc. and its subsidiaries have historically been in the business of developing, marketing and selling toys and functional children's products manufactured by subcontractors. We have sold our products primarily to U.S.-based retailers and their Hong Kong subsidiaries. Janex currently has no significant operations, but has entered into an agreement to acquire DaMert Company, Inc. and certain assets of Futech Interactive Products, Inc. See Part II, Item 5. Other Information.

The accompanying consolidated financial statements are unaudited. However, in the opinion of our management, they contain all adjustments necessary to present fairly our financial position at September 30, 2000, the results of our operations for the three month and nine month periods ended September 30, 2000 and 1999, and the changes in our cash flows for the nine-month periods ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

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

The consolidated financial statements include the accounts of Janex International, Inc. and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. All balance sheet accounts of our foreign subsidiaries are translated at the current exchange rate at the balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant, are recorded as comprehensive income. At December 31, 1999 and September 30, 2000, there were no significant adjustments to comprehensive income.

The preparation of financial statements in conformity with generally-accepted accounting principles requires our management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The financial statements have been prepared assuming that we will continue as a going concern. We have incurred significant operating losses and negative cash flow over the last several years, and we have negative net worth and negative working capital as of September 30, 2000. These factors raise significant doubt as to our ability to continue as a going concern.

Our ultimate ability to continue as a going concern depends on our ability to complete an acquisition, such as the acquisition of DaMert Company, our ability to raise additional capital, the market's acceptance of any products we acquire or develop, an increase in our revenues and the achievement of operating profits, and positive cash flow. We will also require additional financial resources from other sources to provide near-term operating cash to enable us to execute our plans to move toward profitability. Management believes that future financings, the acquisitions described in Part II, Item 5. Other Information, of this Form 10-QSB, and additional sales we hope to generate from new product lines that we expect to develop, will be sufficient to allow us to continue in operation.

The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2000.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CASH EQUIVALENTS

We consider all highly-liquid investments (i.e., with a maturity of three months or less when purchased) to be cash equivalents.

   INVENTORIES

Inventories are stated at the lower of cost or market valuation. Cost is determined by various methods which approximate the first-in, first-out method.

   PROPERTY AND EQUIPMENT

Property and equipment are stated at acquisition cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets, which range from two to five years for molds, machinery and equipment, and furniture and fixtures. Leasehold improvements are amortized over the shorter of their estimated useful lives or the lease term.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

At September 30, 2000, we had the following financial instruments: cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and short-term debt. The carrying value of such financial instruments approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

   INTANGIBLE ASSETS

Intangible assets consist of goodwill and product development costs.

Any costs of business acquisitions in excess of the net assets of the subsidiaries acquired (goodwill) are amortized on a straight-line basis over a ten-year period. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less then the carrying amounts of those assets. This methodology includes intangible assets acquired.

Any goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

Any product development costs consist of product design and development (through subcontractors) for the various toys and children's products that we sell. The designs are stated at the lower of cost or net realizable value and amortized on a straight-line basis over a one-year to five-year period, depending on their nature.

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

   NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board has recently issued several pronouncements, two of which may have future applicability, viz: Statement of Financial Accounting Standards (SFAS) No. 132, "Employers Disclosures about Pensions and other Postretirement Benefits," effective June 15, 2000, and No. 137, "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000. The current financial statements would not have been impacted by these pronouncements, as we have not participated in derivative transactions or a 401(k) Plan.

   SHAREHOLDERS' DEFICIT

Stock-Based Compensation

On September 18, 2000, we issued 1,341,638 shares of our unregistered common stock to Vincent Goett, our Chairman and former president. This issuance was in satisfaction of accrued expenses incurred by Mr. Goett on our behalf in the amount of $67,082. The difference between the fair market value of the common stock and the amount owed at the date of issuance was $87,206, which was charged to operations. Accordingly, common stock increased by $154,288 in the three months ended September 30, 2000.

See Part II, Item 5. Other Information, of this Form 10-QSB, for a description of the transaction in which Palmilla Ventures Limited Partnership, a related party, for itself and on behalf of certain other related parties, surrendered 10,000,000 shares of our common stock. The 10,000,000 shares (minimum) and the 2,000,000 compensation shares are issuable by us. The 10,000,000 shares surrendered are to be re-issued upon an increase in our authorized shares. The 2,000,000 shares to be issued as consideration for the surrender of the 10,000,000 shares were valued at our common stock's market value at the date of the transaction ($2.00). Further, in November, 2000, Palmilla Ventures Limited Partnership surrendered to us an additional 4,697,129 shares of our common stock. These shares are to be re-issued upon an increase in our authorized shares.

Treasury Stock represents the original value of the acquisition of the 10,000,000 shares which have been surrendered.

As the liability to the related parties will be liquidated by the issuance of 12,000,000 (minimum) shares when the authorized shares are increased, such liability is reflected as a component of Shareholder's Deficit.

Accumulated Deficit

For the nine months ended September 30, 2000, our accumulated deficit increased to the extent of our net loss of $7,943,671.

4. MATERIAL TRANSACTIONS, LITIGATION AND SUBSEQUENT EVENTS

In February 2000, we entered into two asset purchase agreements, as amended, with Futech, one to acquire all the assets of Futech (other than those related to the website www.oKid.com), and the other to purchase the URL domain name and related website, www.oKid.com, and the related assets.

In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Following the filing of the bankruptcy petition, on July 12, 2000, we entered into a new Purchase and Sale Agreement with Futech (the "July Agreement"), which agreement superseded all then prior agreements between us and Futech. This transaction was subject to, among other conditions, approval of the Bankruptcy Court, which was denied on August 18, 2000. Accordingly, we withdrew from the transactions contemplated by the July Agreement, including the purchase of the assets of Futech.

We entered into a new asset purchase agreement with Futech, effective as of October 23, 2000 (the "Futech Agreement"). Under the Futech Agreement, we have agreed to acquire specified assets of Futech in exchange for the following consideration: approximately $150,000 in cash ($61,000 of which has been paid); 3,400,000 shares of our common stock; and assumption of Futech liabilities in the aggregate amount of up to approximately $9,600,000. In addition, $1,645,000 that Futech claims we owe it would be discharged. The consummation of this transaction is subject to numerous conditions, including approval of our board of directors and shareholders, approval of Futech's secured creditors, and approval of the bankruptcy court. We can give you no assurance that this transaction will be consummated.

On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served us with a Second Amended Complaint which names Futech, Vincent
W. Goett ("Goett"), and us as defendants. We were not named in the original complaint or the first amended complaint. The case was pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). On July 25, 2000, Golden Books and the Company entered into a stipulation to suspend this litigation until the earliest to occur of: (1) the closing of the transactions contemplated by the Agreement with Futech for the Purchase and Sale of Assets, as amended (the "Agreement"); (2) rescission or invalidation of the Agreement; or (3) January 1,2001. As noted above, although we had withdrawn from the transactions contemplated by the agreement for the purchase and sale of Futech's assets, we have since entered into a new agreement for such purchase and sale.

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

As described above, since we have not completed the acquisition of Futech's assets, we believe that we have strong defenses against the foregoing claims and intend to vigorously defend against them. Although we believe that we have strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on us.

On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served us with a Complaint which names Futech and us as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No. CA-00 20670). The Complaint alleges, among other things,
(i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff, (iii) that we are the parent company of Futech, and that we caused Futech to transfer substantially all of its liquid assets to us, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against us and Futech in the amount of approximately $237,000. We are not the parent company of Futech and, as described above, we have not consummated the acquisition of Futech's assets. We intend to attempt to have the Default Judgment vacated, as we believe that we have strong defenses against the foregoing claims. We cannot assure you that we will be able to have the Default Judgment vacated, and we have made a special provision of the full amount of the default judgment as of September 30, 2000. Even if we are able to have the Default Judgment vacated, we cannot give you any assurance as to the outcome of the litigation, which could have a material adverse affect on us.

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

On October 24, 2000 Carr served us and Futech, among others, with a Complaint for forcible entry and detainer. The case was filed in the Superior Court of the state of Arizona, in and for the County of Maricopa (case no. CV2000-019259). The Complaint alleges that Carr's lease with Futech was deemed rejected by operation of law in connection with Futech's bankruptcy proceeding and sought to have all the defendants vacate the leased premises. We have stipulated to a judgment ordering the defendants (including us) to vacate the premises leased by Futech at 2999 North 44th Street, Phoenix, AZ.

On November 9, 2000, we entered into a Merger agreement with DaMert Company, Inc. ("DaMert"), a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. Pursuant to the Merger agreement, DaMert will be merged with and into Janex or a wholly-owned subsidiary of Janex. Under the Merger Agreement, we will issue 2,000,000 shares of our common stock and will assume DaMert's indebtedness to Amresco Financial I, L.P. ("Amresco"), amounting to approximately $2,800,000. We have also agreed to issue to the principals of DaMert, who will continue as employees of DaMert, options to purchase an aggregate of 1,000,000 shares of our common stock at $.01 per share. These options will not be exercisable until the number of our authorized shares is increased to 125,000,000. As part of our arrangements to satisfy the DaMert debt to Amresco, we entered into a Settlement, Exchange of Collateral and Release agreement with Amresco (the "Amresco Agreement"). Pursuant to the Amresco Agreement, we will pay to Amresco cash in the aggregate of $1,500,000, payable as follows: $400,000 at the closing of the DaMert acquisition, $400,000 within 60 days of closing, and the remaining $700,000 will be paid in six equal quarterly installments, beginning no later than March 31, 2001. In addition, we will issue 1,500,000 shares of our common stock to Amresco.

As part of our financing for the DaMert acquisition, we expect to borrow up to $815,000, which will be payable on demand, from private lenders, who may be affiliates, at an interest rate of ten percent (10%) per annum. Pursuant to the terms of this loan, we anticipate issuing to the lender(s), 5,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of our common stock at $.50 per share. The issuance of these shares and warrants would be subject to an increase to 125,000,000 in the number of our authorized shares of common stock. In addition, Vincent W. Goett, our Chairman has agreed to personally guarantee $1.1 million of the Company's obligation to Amresco. In consideration of this guarantee, the Company has agreed to issue Mr. Goett 10 million shares of common stock, subject to an increase in the number of our authorized shares of common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Over the last fifteen months, we have been seeking to increase our sales and operating performance through mergers with, or acquisitions of, selected companies with complementary products. To this end, we had entered into agreements with Futech Interactive Products, Inc. ("Futech"), and the DaMert Company ("DaMert"). We had also entered into a letter of intent with Trudy Corporation. We have since abandoned our discussions with Trudy, and had withdrawn from the contemplated transaction with Futech and our original agreement with DaMert terminated. On November 9, 2000, we entered into a new Merger agreement with DaMert, a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. Pursuant to the Merger agreement, DaMert will be merged with and into Janex or a wholly-owned subsidiary of Janex. We have also since entered into a new asset purchase agreement with Futech.

The prolonged and expensive preparations for these transactions have had a material adverse impact on our financial performance, working capital position and business prospects.

Currently, we have no significant business operations and are experiencing a severe working capital deficiency and negative cash flow.

We believe that we could benefit from such mergers and acquisitions.
We believe that completion of the DaMert and/or Futech acquisition should: (i) provide access to funding for inventory and operating expenses; (ii) allow the introduction of new and complementary product lines with new licenses; and (iii) enable us to recover markets which have been neglected for some time.

Although we expect to realize revenue growth from the planned acquisitions, we also expect that our operating expenses will increase dramatically. We plan to implement a thorough review of operating expenses with a view to reducing them wherever possible; however, we cannot assure you that we will be able to reduce expenses or that the planned acquisitions will be profitable. DaMert and Futech have incurred in the past, and continue to incur, significant losses and negative cash flow. Accordingly, we expect to continue to incur significant losses and negative cash flow for the foreseeable future.

NET LOSS

Our net loss for the three and nine months ended September 30, 2000 was $520,621 and $7,943,671, respectively, compared with net losses of $305,077 and $881,242 for the comparable periods in the prior year. Such losses are analyzed below.

NET SALES

For the three and nine months ended September 30, 2000, net sales were $410 and $3,337 respectively, compared to net sales of $47,442 and $292,377 for the comparable periods in the prior year. The decrease in net sales is due to several factors, the most significant of which has been the concentration of our management's focus during the second half of 1999 and the first nine months of 2000 on potential acquisitions of complementary businesses. This has had a material adverse effect on sales performance, as management's attention was not directed to sales of existing products or the development of new products. In addition, our shortage of operating capital throughout this period has had a serious adverse affect on our sales and marketing activities and has limited significantly our ability to acquire inventory, which in turn has contributed to reduction in sales. Even with the planned acquisitions described in Part II,
Item 5. Other Information, of this Form 10-QSB, we do not expect that we will realize any significant sales during the year ending December 31, 2000.

At September 30, 2000, the Company had no backlog of unfilled orders, compared to a backlog of approximately $111,000 at September 30, 1999. The decrease in backlog is due to the decrease in sales activity and the associated factors described above.

GROSS MARGIN

Gross margin is equal to net sales plus royalty income, less cost of sales and royalty expense.

For the three and nine months ended September 30, 2000, gross margin was $5,028 and $3,058, respectively, compared to a negative gross margin of $65,643 and $120,008 for the comparable periods in the prior year. Performance during 2000 reflects the reduction in sales, as described above.

ROYALTY EXPENSE AND INCOME

For the three and nine months ended September 30, 2000, there was a negative $4,618 and $0, respectively of royalty expense, as compared to $76,112 and $173,503 for the comparable prior periods. The negative royalty expense for the three months ending September 30, 2000 resulted from previously recorded amounts. Overall, the lack of royalty income for the nine months ending September 30, 2000 was a direct result of the very substantial reduction in sales for the same period, as described above.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

For the three and nine months ended September 30, 2000, selling, general and administrative expenses were $442,457 and $1,036,473, respectively, as compared to $137,874 and $491,982 for the comparable periods in the prior year.

The increase in selling, general and administrative expenses was due to increased expenses primarily related to professional fees: legal fees, $225,000; consulting services, $30,000; and accounting and auditing services, $180,000. These expenses were partially offset by a reduction of recurring operating expenses. In addition, approximately $237,000 was accrued in the quarter ending September 20, 2000 in relation to a judgment against us in a lawsuit.

STOCK-BASED COMPENSATION

For the three and nine months ended September 30, 2000, we incurred stock-based compensation (non-cash) expense in the amount of $87,207 and $6,883,156, respectively. Of the stock-based compensation incurred in the nine months ended September 30, 2000, $2,616,000 relates to 2,500,000 stock options granted during the period, $4,000,000 relates to stock issuable to related parties as compensation for surrendering their shares to us, $180,000 relates to issuance of 2,250,000 shares of our common stock to our Chairman and former President in satisfaction of accrued salary owing to him, and $87,207 relates to issuance of 1,341,638 shares of our common stock to our Chairman and former President in satisfaction of $67,082 of expenses owing to him. See Part II, Item 5. Other Information, of this Form 10-QSB, for a description of the transactions in which certain related parties surrendered their shares to us.

We expect to incur further significant stock based compensation (non-cash) expense in future periods in connection with options granted and to be granted.

LIQUIDITY AND CAPITAL RESOURCES

We continue to experience a severe working capital deficiency and negative cash flow. We currently have no cash reserves, and are unable to meet our financial obligations as they become due. We have an immediate and urgent need for cash.

Our working capital deficiency at September 30, 2000 was $4,166,000, including $1,606,199 which Futech, an affiliate, claims we owe it, compared to a working capital deficiency of $3,322,667 at December 31, 1999. The increase in working capital deficiency is due primarily to increased accounts payable, accrued expenses, and amounts due to related parties. At this time, we are not generating any revenue, and we are continuing to incur substantial costs and expenses. Currently, we have no significant business operations. We expect that our working capital deficiency will increase significantly if we complete either of the acquisitions described in Part II, Item 5. Other Information, in this Form 10-QSB. We also expect that the completion of either of the acquisitions will exacerbate our cash flow problems until we are able to benefit from expected increases in sales.

Based on current cash on hand, we need to raise additional funds immediately in order to continue as a going concern. We plan to reduce the working capital deficiency by raising additional capital in the form of either debt or equity financings. Further, as described above, we plan to carefully review operating expenses, with a view to reducing them wherever possible. We cannot assure you that we will raise sufficient funds to reduce the working capital deficiency or to fund our costs and expenses. If we are unable to raise sufficient capital in a timely fashion to reduce the working capital deficiency and to fund our costs and expenses, our business will be adversely affected and we will not be able to continue as a going concern.

Our auditors' report as at December 31, 1999 indicates, and our auditors continue to believe, that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

     - have experienced a significant decline in revenues;
     - have negative net worth and working capital; and
     - have recurring losses.

Based upon our current budget and business planning, we believe that we will need approximately $2 million of additional capital to fund our planned operations over the next twelve months. We cannot be sure that we will be able to internally generate or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion.

We are involved in various legal proceedings, as described in Part II Other Information, Item 1: Legal Proceedings. In connection with such proceedings, default judgments in the aggregate amount of approximately $400,000 have been entered against us. We currently do not have the ability to pay these judgments. The enforcement of these judgments will have a material adverse affect on our business and financial condition and our ability to continue as a going concern.

As described under Part II, Item 5: Other Information, Futech has filed a bankruptcy petition under Chapter 11 of the Bankruptcy Code. Futech claims that we owe it approximately $1.6 million. We are currently reviewing the amount Futech claims we owe it, with a view to determining the amount, if any, that is properly chargeable to us. The trustee of the Futech bankruptcy estate may make a claim against us for the $1.6 million. If we were required to pay all or even a part of such $1.6 million, there would be a material adverse affect on our business and financial condition and our ability to continue as a going concern.

Our ultimate ability to continue as a going concern depends on: (1) obtaining additional capital to provide near-term operating cash; and (2) creation of a sustainable positive cash flow.

Our operating activities used $224,513 of cash for the nine months ended September 30, 2000, as compared to $1,075,276 for the nine months ended September 30, 1999. The decrease in cash used by our operating activities is primarily attributable to an increase of $762,000 in accounts payable and accrued expenses in the first nine months of 2000, compared to a decrease of $494,000 in accounts payable and accrued expenses in the same period in 1999. The increase in accounts payable and accrued expenses primarily reflects our lack of operating capital. In addition, we provided an accrual of $237,000 in the three months ending September 30, 2000 for a judgment against us in a lawsuit.

Our investing activities generated $375 during the nine months ended September 30, 2000, compared to using $46,199 during the same period in 1999. The decrease of approximately $40,000 in cash used by investing activities is a result of our lack of operating capital.

Our financing activities provided $225,359 of cash during the nine months ended September 30, 2000, compared to providing $1,076,827 in cash during the same period in 1999. The decrease in cash generated from financing activities is a result of decreased advances from Futech, partially offset by a $250,000 increase in loans and notes payable.

As of September 30, 2000, subject to the availability of operating capital and assuming the completion of the DaMert and/or Futech acquisition (discussed in Part II, Item 5. Other Information, of this Form 10-QSB), we plan to make capital expenditures over the next twelve months of up to $285,000 to fund new product development, including initial licensing charges and tooling. Assuming the completion of the DaMert and/or Futech acquisition, we will have significantly more employees. Staff numbers and efficiency will be considered as part of our overall approach to reduction and control of operating expenses within the new corporate structure.

INFLATION

We do not believe that inflation has had a significant impact on our costs and profits during the past two years.

FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this report that are subject to a number of risks and uncertainties including, without limitation, those described below and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

     * the implementation of our growth strategy, including our ability to consummate the planned acquisitions;

     * the effects of the DaMert acquisition and new relationships with complementary companies;

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

PART II   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served us with a Second Amended Complaint which names Futech, Vincent
W. Goett ("Goett"), and us as defendants. We were not named in the original complaint or the first amended complaint. The case was pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). On July 25, 2000, Golden Books and the Company entered into a stipulation to suspend this litigation until the earliest to occur of: (1) the closing of the transactions contemplated by the Agreement with Futech for the Purchase and Sale of Assets, as amended (the "Agreement"); (2) rescission or invalidation of the Agreement; or (3) January 1,2001. As noted above, although we had withdrawn from the transactions contemplated by the agreement for the purchase and sale of Futech's assets, we have since entered into a new agreement for such purchase and sale.

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

As described above, since we have not completed the acquisition of Futech's assets, we believe that we have strong defenses against the foregoing claims and intend to vigorously defend against them. Although we believe that we have strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on us.

On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served us with a Complaint which names Futech and us as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No. CA-00 20670). The Complaint alleges, among other things,
(i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff, (iii) that we are the parent company of Futech, and that we caused Futech to transfer substantially all of its liquid assets to us, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against us and Futech in the amount of approximately $237,000. We are not the parent company of Futech and, as described above, we have not consummated the acquisition of Futech's assets. We intend to attempt to have the Default Judgment vacated, as we believe that we have strong defenses against the foregoing claims. We cannot assure you that we will be able to have the Default Judgment vacated, and we have made a special provision of the full amount of the default judgment as of September 30, 2000. Even if we are able to have the Default Judgment vacated, we cannot give you any assurance as to the outcome of the litigation, which could have a material adverse affect on us.

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

On October 24, 2000 Carr served us and Futech, among others, with a Complaint for forcible entry and detainer. The case was filed in the Superior Court of the State of Arizona, in and for the County of Maricopa (case no. CU2000-019259). The Complaint alleges that Carr's lease with Futech was deemed rejected by operation of law in connection with Futech's bankruptcy proceeding and sought to have all the defendants vacate the leased premises. We have stipulated to a judgment ordering the defendants (including us) to vacate the premises leased by Futech at 2999 North 44th Street, Phoenix, Arizona.

ITEM 5.  OTHER INFORMATION.

During the quarter ended September 30, 2000, we amended our 2000 Combination Stock Option Plan to increase from 2,500,000 to 7,000,000 the number of shares issuable under such Plan. In October, 2000, we granted an option for 3,300,000 shares of our common stock at par value ($0.001) to our Chairman, Vince W. Goett, as compensation for services. We also granted an option for 160,000 shares of our common stock at par value ($0.001) to a consultant to the Company, as compensation for services.

In order to ensure that we had sufficient authorized shares available to complete our business and financial plans, we arranged for the surrender and return to the Company of 4,697,121 shares of our common stock from the holdings of Palmilla Ventures Limited Partnership ("Palmilla"), of which our Chairman, Vince W. Goett, is a general partner. We have agreed to issue 4,697,121 shares to Palmilla after shareholder approval of a proposal to increase our authorized shares of common stock to 125,000,000 shares. In addition, we indemnified Palmilla and its partners from any tax liability associated with this transaction.

In order to obtain the financing needed to complete the planned DaMert acquisition, our board of directors has authorized us to borrow up to $815,000 from accredited investors (who may be affiliates). Such Promissory Notes will be payable on demand and bear interest at ten percent (10%) per annum. As further consideration to the lender(s), our board of directors has authorized us to issue up to 5,000,000 shares of our common stock and warrants to purchase up to 2,000,000 shares of our common stock, at a price of $0.50 per share, exercisable over a five year period. All such shares and warrants are to be issued only after shareholder approval of a proposal to increase the number of authorized shares of our common stock to 125,000,000.

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

In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Following the filing of the bankruptcy petition, on July 12, 2000, we entered into a new Purchase and Sale Agreement with Futech (the "July Agreement"), which agreement superseded all then prior agreements between us and Futech. This transaction was subject to, among other conditions, approval of the Bankruptcy Court, which was denied on August 18, 2000. Accordingly, we withdrew from the transactions contemplated by the July Agreement, including the purchase of the assets of Futech.

We entered into a new asset purchase agreement with Futech, effective as of October 23, 2000 (the "Futech Agreement"). Under the Futech Agreement, we have agreed to acquire specified assets of Futech in exchange for the following consideration: approximately $150,000 in cash ($61,000 of which has been paid); 3,400,000 shares of our common stock; and assumption of Futech liabilities in the aggregate amount of up to approximately $9,600,000. In addition, $1,645,000 that Futech claims we owe it would be discharged. The consummation of this transaction is subject to numerous conditions, including approval of our board of directors and shareholders, approval of Futech's secured creditors, and approval of the bankruptcy court. We can give you no assurance that this transaction will be consummated.

On November 9, 2000, we entered into a Merger agreement with DaMert Company, Inc. ("DaMert"), a Berkeley, California-based designer, manufacturer, and distributor of specialty toy products. Pursuant to the Merger agreement, DaMert will be merged with and into Janex or a wholly-owned subsidiary of Janex. Under the Merger Agreement, we will issue 2,000,000 shares of our common stock and will assume DaMert's indebtedness to Amresco Financial I, L.P. ("Amresco"), amounting to approximately $2,800,000. We have also agreed to issue to the principals of DaMert, who will continue as employees of DaMert, options to purchase an aggregate of 1,000,000 shares of our common stock at $.01 per share. These options will not be exercisable until the number of our authorized shares is increased to 125,000,000. The Merger Agreement with DaMert is subject to a variety of conditions and we cannot assure you that the acquisition of DaMert will be consummated. As part of our arrangements to satisfy the DaMert debt to Amresco, we entered into a Settlement, Exchange of Collateral and Release agreement with Amresco (the "Amresco Agreement"). Pursuant to the Amresco Agreement, we will pay to Amresco cash in the aggregate of $1,500,000, payable as follows: $400,000 at the closing of the DaMert acquisition, $400,000 within 60 days of closing, and the remaining $700,000 will be paid in six equal quarterly installments beginning no later than March 31, 2001. In addition, we will issue 1,500,000 shares of our common stock to Amresco.

As part of our financing for the DaMert acquisition, we expect to borrow up to $815,000, which will be payable on demand, from private lenders, who may be affiliates, at an interest rate of ten percent (10%) per annum. Pursuant to the terms of this loan, we anticipate issuing to the lender(s) 5,000,000 shares of our common stock and warrants to purchase 2,000,000 shares of our common stock at $.50 per share. The issuance of these shares and warrants would be subject to an increase to 125,000,000 in the number of our authorized shares of common stock. In addition, Vincent W. Goett, our Chairman, has agreed to personally guarantee $1.1 million of the Company's obligation to Amresco. In consideration of this guarantee, the Company has agreed to issue Mr. Goett 10 million shares of common stock, subject to an increase to 125,000,000 in the number of our authorized shares of common stock. We cannot assure you that we will be able to obtain the financing needed to close the DaMert acquisition.

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

Under this Agreement, as soon as possible following an increase to 125,000,000 in the number of our authorized but unissued shares, we will return the 10 million shares surrendered and will issue the surrendering shareholders, PRO RATA, based on the number of shares surrendered, an aggregate of 2 million additional shares of common stock as compensation for surrendering their shares to us.

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

Further, in November, 2000, Palmilla Ventures Limited Partnership surrendered to us an additional 4,697,129 shares of our common stock. These shares are to be re-issued upon an increase to 125,000,000 in the number of our authorized shares.

ITEM 6. RECENT ISSUES OF UNREGISTERED SECURITIES

On September 18, 2000, we agreed to issue 1,341,638 shares of our unregistered common stock in satisfaction of expenses incurred by Vincent Goett, our Chairman and former President in the amount of $67,082. The difference between the amount owed and the fair market value of the common stock at the date of issuance was $87,206, which was charged to operations.

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

 2.6      Letter withdrawing from the Agreement for Purchase and Sale of Assets between the Company and Futech Interactive Products, Inc., dated July
          12, 2000 ("Purchase Agreement") and Purchase Agreement.  (12)

 2.7      Agreement for Purchase and Sale of Assets between Futech Interactive Products,
          Inc. and the Company, dated as of October 23, 2000.

 2.8 Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the First Amendment thereto dated May
          10, 2000. (11)

 2.9      Merger Agreement between, among others, the Company and DaMert
          Company, dated November 9, 2000.

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

10.32 Debt Conversion Agreement between the Company and Vincent W. Goett, dated September 18, 2000.

16        Letter of BDO Seidman, LLP. (8)

16.1      Letter of Ernst & Young, LLP. (9)

21        Subsidiaries of the Registrant. (1)

27        Financial Data Schedule

99.1      Amended and Restated 2000 Combination Stock Option Plan. (10)

---------------------------------------------------------------------------------------------------

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

(8) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(10) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed with the Commission on November 21, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

         (b) Reports on Form 8-K


         On September 6, 2000, the Company filed a Current Report on Form 8-K to report that its Merger Agreement with DaMert Company dated March 2000 had terminated. The Company has since entered into a new Merger Agreement with DaMert Company.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JANEX INTERNATIONAL, INC.
                                       Registrant

                                       By: /s/ Vincent W. Goett
Date: November 22, 2000                    ------------------------------------
                                       Vincent W. Goett
                                       Chairman


                                       By: /s/ Daniel Lesnick
Date: November 22, 2000                    ------------------------------------
                                       Daniel Lesnick
                                       President and Director

                                  EXHIBIT INDEX



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

 2.6      Letter withdrawing from the Agreement for Purchase and Sale of Assets between the Company and Futech Interactive Products, Inc., dated July
          12, 2000 ("Purchase Agreement") and Purchase Agreement.  (12)

 2.7      Agreement for Purchase and Sale of Assets between Futech Interactive Products,
          Inc. and the Company, dated as of October 23, 2000.

 2.8 Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the First Amendment thereto dated May
          10, 2000. (11)

 2.9      Merger Agreement between, among others, the Company and DaMert
          Company, dated November 9, 2000.

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

10.32 Debt Conversion Agreement between the Company and Vincent W. Goett, dated September 18, 2000.

16        Letter of BDO Seidman, LLP. (8)

16.1      Letter of Ernst & Young, LLP. (9)

21        Subsidiaries of the Registrant. (1)

27        Financial Data Schedule

99.1      Amended and Restated 2000 Combination Stock Option Plan. (10)


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

(8) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(10) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed with the Commission on November 21, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.