Form 10KSB
period 2000-12-31
JANEX INTERNATIONAL INC
filed 2001-04-16
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-KSB

(Mark one)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

         Issuer's telephone number, including area code: (732) 935-0555

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's net revenue for its most recent fiscal year was $3,337.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 5, 2001 was $309,540. (There are a substantial number of additional shares committed for issuance. See Item 12, "Certain Relationships and Related Transactions".)

Number of registrant's shares of Common Stock outstanding as of April 5, 2001 was 17,873,259.
(There are a substantial number of additional shares committed for issuance. See
Item 12, "Certain Relationships and Related Transactions".)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

INTRODUCTION AND OVERVIEW

         Janex International, Inc., formerly known as With Design in Mind International, Inc. (the "Company"), was incorporated in Colorado on July 28, 1986. The Company is the parent corporation of With Design in Mind, a California corporation ("WDIM") and wholly owned subsidiary that it acquired on August 19, 1988; Janex Corporation, a New Jersey corporation ("Janex") and wholly owned subsidiary acquired on October 6, 1993; and Malibu Fun Stuffed, Inc., a California corporation ("Malibu") and wholly owned subsidiary acquired on August 4, 1995. The Company is also the parent corporation of Pro Gains Company Limited, a Hong Kong corporation ("Pro Gains") owned 50% by the Company and 50% by Janex, and Malibu Fun Stuffed International Limited ("MFSI"), a Hong Kong corporation owned 99% by Malibu and 1% by the Company. As used herein, the term "the Company" refers to Janex International, Inc. and its wholly owned subsidiaries, unless the context indicates otherwise.

         Prior to October 6, 1993, the Company's business was conducted primarily through WDIM. From October 6, 1993, to August 4, 1995, the Company's business was conducted primarily through Janex and Pro Gains. Since August 4, 1995 until February 2001, the Company's business has been conducted primarily through Janex, Pro Gains, Malibu and MFSI. In February 2001, the Company completed the acquisition of the DaMert Company and the Company's business now consists solely of the business of the DaMert Company.

         The business of Janex has historically focused on the manufacturing and marketing of children's toys, coin and gumball banks, flashlights and battery-operated toothbrushes marketed under the brand name Janex. Janex incorporated licensed characters into most of its products, and sold its products to mass merchant retailers, toy specialty stores and department stores in the United States. Sales and manufacturing were historically facilitated through Pro Gains, Janex's sister company in Hong Kong. Malibu and MFSI (collectively referred to as the "Malibu Division") operated in tandem, similar to Janex and Pro Gains (collectively referred to as the "Janex Division"). Together they developed, manufactured and marketed toys and novelty gift items, selling to mass merchant retailers, chain stores, and specialty stores primarily in the United States. The product line of the Malibu Division differed from that of the Janex Division in that most of the Malibu Division products ("Malibu Products") did not incorporate licensed characters.

ACQUISITIONS

         By 1999, it was apparent to Company management that the level of sales were not sufficient to sustain the Company as a going concern without significant growth in revenue and profitability, and that there would need to be a substantial increase in the Company's business volume and product availability to support future growth. Accordingly, during 1999 Company management began a process of seeking significant acquisitions of, and new relationships with, several companies with complementary products or functional services. The Company entered into a global merger agreement that involved the Company combining with several companies. The proposed merger transaction was not consummated and the parties withdrew from the overall transaction. The Company believes that the focus of the Company's management on the acquisitions had an adverse impact upon the Company's financial condition and results of operations.

         As a result, the Company experienced a severe shortage of capital during 2000, which had the effect of substantially curtailing the Company's operating activities, to the point that the Company had essentially become inactive from an operating point of view. In order to restart the Company's business operations, the Company has sought to acquire businesses that focus on children's toys and educational products.

         In February 2001, the Company completed the acquisition of the DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. The DaMert Company was merged with and into DaMert Toys and Games, Inc., an Arizona corporation and wholly-owned subsidiary of the Company. The Company's business currently consists solely of the business of the DaMert Company, which is now conducted through DaMert Toys and Games, Inc. See "Business of Issuer - DaMert Company". As a result of consummating the DaMert acquisition, the Company expects to generate substantially more revenue in fiscal 2001, compared to fiscal 2000. The Company also expects to incur substantially greater expenses in 2001, compared to the prior year. The Company expects to incur negative cash flow for the foreseeable future.

         In connection with the Acquisition of DaMert, the Company paid the following consideration: (i) 2,000,000 shares of common stock; (ii) a promissory note in the approximate amount of $129,000 to an officer of DaMert (in replacement of a note in the same amount owed by DaMert to such officer); (iii) the issuance of an aggregate of 3,000,000 shares of common stock to Amresco Financial I, L.P. ("Amresco") (a creditor of DaMert), of which 1,500,000 shares were issued at the closing of the acquisition and the remaining 1,500,000 shares are issuable by June 15, 2001; (iv) $220,000 in cash was paid (at or before the closing) to Amresco in satisfaction of certain indebtedness of DaMert; and (v) a promissory note, personally guaranteed by Vincent Goett, our

Chairman, in the principal amount of $1,300,000 was issued to Amresco (the note is payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001; and the remaining $720,000 is payable beginning August 15, 2001 in five equal quarterly installments of $116,667 and one final quarterly installment of $136,666). The note is secured by certain assets of the Company and DaMert. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. In addition, we issued options to purchase an aggregate of 1,000,000 shares of our common stock, at a price of $.001 per share, to Fred and Gail DaMert (who are employees of DaMert).

         In October, 2000, the Company entered into an Agreement with Futech Interactive Products, Inc. ("Futech"), an Arizona company, to acquire certain of the assets and assume certain liabilities of Futech. This agreement superceded all our prior agreements for the acquisition of Futech's assets. In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In January, 2001, the United States Bankruptcy Court approved our proposed purchase of certain assets of Futech. Futech's business consists of third-party publishing and proprietary publishing products using the Futech interactive technology and patented products. This technology relates primarily to printed audible signals, visual circuitry and associated electrical components such as switches, batteries, speakers and liquid crystal displays. The assets being acquired also include the website www.okid.com, a "Virtual World" online destination that resembles an entertaining cartoon world environment. The Company plans to apply the technology to produce books and play boards that emit speech, music and sound effects or other visual signals activated by switches in the surface of the product. The Company plans continue to expand this proprietary product line selection and to broaden the base of licenses for the use of Futech's products and technology.

         Under the terms of the Agreement with Futech, as approved by the Bankruptcy Court, we have agreed to acquire certain assets of Futech in exchange for the following consideration: (i) an aggregate of approximately 23 million shares of our common stock; (ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash, of which approximately $61,000 has been paid. Vincent Goett, our Chairman, has indicated he intends to personally guarantee $2,000,000 of the indebtedness being assumed. In addition, approximately $1.6 million of indebtedness Futech claims we owe it would be discharged in connection with the acquisition. The consummation of the transaction is subject to numerous conditions, which may or may not be met, including an amendment of our charter to increase the number of our authorized shares of common stock to at least 125,000,000. There is no assurance that the Futech acquisition will be completed. The Futech Agreement filed with this report is the form of agreement submitted to the U.S. Bankruptcy Court. The terms and conditions of the Futech asset purchase approved by the Bankruptcy Court, as described above, are different than the terms and conditions set forth in the Futech Agreement. We expect that the Court approved terms and conditions will be memorialized in a writing prior to the closing.

BUSINESS OF ISSUER - DAMERT COMPANY

GENERAL

         The Company acquired DaMert Company ("DaMert or DaMert Company") in February 2001. Effective as of the date of the acquisition, the Company's principal place of business is located at 1609 Fourth Street, Berkeley, California 94710. The Company's telephone number is (800) 231-3722. DaMert Company creates, produces, markets and distributes affordable, high quality gifts and toys that entertain, educate and endure, incorporating themes that capture the magic of imagination, the wonders of nature and science, and the mysteries of space. Approximately 200 products are marketed to a nationwide customer base of 4,000 accounts and internationally distributed to over 20 countries.

         DaMert was founded by Fred DaMert on February 5, 1973 in San Rafael, California. It was incorporated in the State of California on January 1, 1979.

PRODUCTS

         DaMert Company focuses on five categories of about 200 affordable toy and gift products designed for the specialty toy, museum and gift markets:
Puzzles/Brainteasers, Glow-In-The-Dark, Activity Kits, Gizmos, and Games. These products are targeted primarily to children ages 5-12, however, many of these items are designed to be enjoyed by adults and children together.

         Approximately 51% of FY2000 sales were derived from Great Gizmos, such as the Celestial Seeker, Rocket Radio, Hydroliner/Sea Star and Tub Tints(R) bath products, the latter distributed under an exclusive marketing contract with Equity Marketing. Also contributing to this category are the Activity Kits, which includes the newly introduced CareerKids line as well as the popular "All About..." series.

         Approximately 30% of FY2000 sales were derived from Puzzles/Brainteasers, including the cardboard Triazzle(R) Puzzle series. Triazzle(R) Puzzles, a significant volume contributor since 1991, are manufactured under a long-term exclusive license from inventor Dan Gilbert, through December, 2002. Other significant brands in this category include GoGetter puzzles, and 3-D Squares.

         During 2000, Glow-in-the Dark products represented 15% of sales, and Games represented 5% of sales.

         DaMert has a significant R&D staff but also works in conjunction with outside inventors and product designers throughout the country. DaMert products have been the recipient of numerous excellence awards including the National Parenting Center Seal of Approval, Parent's Choice, Gold Seal of Excellence from The Oppenheim Toy Portfolio, and Great American TV Toy Test. DaMert products have been included in Dr. Toy's 100 Best Children's Products (1997-2000), Dr. Toy's Best Vacation Products (1997-2000), Child Magazine Best Toys of the Year
(1998), and Parenting Magazine Toy of the Year (2000). Furthermore, its proprietary game "Impact Zone" was the recipient of the prestigious Family Fun's T.O.Y. (Toy of the Year) in 1998 and another game, "Detour," was the runner-up in 1999.

SALES, MARKETING AND DISTRIBUTION

         DaMert Company's marketing and overall business strategy is based on creating excellence in its niche. Its reputation for products that blend fun with education has also created significant demand for private label products from retailers such as The Discovery Channel Stores, Natural Wonders, Restoration Hardware FAO Schwarz and Cracker Barrel Old Stores.

         However, DaMert Company's strategy goes beyond its products. Its prices are kept within an affordable range of $5 - $25 for retail stores and catalogs. This price-value relationship has enabled the company to prosper through recessions because its products offer more value -- more hours of fun and learning -- for the same price as competing products.

         DaMert Company's products are sold to a broad range of accounts, including museums, zoos, aquariums, specialty toy and gift retailers, traditional and Internet catalogs, prominent national chains, plus an international distribution network, which reaches over 20 countries. The company currently distributes products to nearly 4,000 retailers nationwide, handling many larger accounts directly. Other retailers are covered by a nationwide sales network of approximately 100 representatives. The sales effort is managed by a National Sales Manager for Specialty Accounts and a Director of Mass Market and International Sales. The internal team is supported by a small customer service staff responsible for order processing and telemarketing. DaMert Company also attends major gift and toy trade shows, and uses public relations and trade advertising to increase awareness and sales. At this time, the company promotes its products through its own website but is not currently offering them for direct consumer purchasing.

         Overall, science and learning toys continue to be popular in the Domestic market, in a variety of retail environments, such as Zany Brainy, Natural Wonders, World of Science, Discovery Channel Stores, Imaginarium and Store of Knowledge. However, in the past 2 years, there has been significant consolidation, and in some cases, closures and liquidation, among these largest customers which adversely affected revenue growth in this category in 2000. Internet commerce has also proven to be disappointing in 2000, after a dramatic takeoff in 1998 and 1999.

         DaMert is poised to move into the mass market sales channel in 2001. In 1998, for the first time in DaMert's 26-year history, the company allowed selective testing of a few specialty toy products at Target Stores. The success of this venture led to product placement in Target in 1999 and 2000. DaMert is currently expanding into several national chains, including Kids R Us, Linens `N Things, Bed Bath and Beyond, and Imaginarium/TRU.

         DaMert Company began international distribution of its product line in 1992. Over the last several years, popularity of the product line has grown throughout the international community. DaMert Company currently has distribution in over 20 countries around the world.

         International sales comprised 12% of total sales in 2000, predominantly through key distribution agreements in the major industrial countries. Volume purchases, significant discounts and factory-direct shipping are common for major distributors in this business segment, with a common strategy to replicate American retail price points in all foreign markets.

CUSTOMERS

         DaMert had over 3200 active customers in 2000. The single largest customer represented 10.44% of sales in 2000 as compared to 5.37% of sales in 1999. The next largest customer represented 3.87% of sales in 2000 and 4.40% of sales in 1999. Approximately 80% of sales were represented by 667 customers in 2000, as compared to 798 customers in 1999.

MANUFACTURING

         DaMert produces the majority of its products by subcontracting with a number of independent factories located in China. Products and parts originating in the US (including products purchased under the distribution agreement with Equity Marketing) accounted for approximately 24% of manufacturing costs in 2000. In China, one independent broker is responsible for approximately 27% of foreign manufacturing, which is spread out over many different factories. A direct relationship between DaMert and one factory accounts for approximately 29% of manufacturing costs and a direct relationship with another factory represents another 19%. Some customers require direct shipments from these factories. However, approximately 95% of manufactured products are shipped directly to DaMert's warehouse. Certain minimum order requirements necessitate holding inventory in the Berkeley warehouse in advance of expected retail sales. Most payments to factories are made by wire transfer upon confirmation of shipment;
however, extended terms (net 30 upon receipt of goods) may be extended by some vendors under certain circumstances.

SEASONALITY

         The demand for DaMert's retail product has a large seasonal component, with a majority of sales to retailers during the 3rd and 4th fiscal quarters. Typically, the Company experiences 32-40% of its sales in the first half of the year and 60-68% in the second half of the year.

BACKLOG

         Due to the high seasonal demand for DaMert's products, all December orders in the system were shipped by December 21, 2000. As a matter of accounting policy, all back orders with a value less than $40 were canceled. There were no significant cancellations due to product unavailability (out of stock merchandise). Future orders (due January 1, 2001 and beyond) in the system as of December 31, 2000 were $534,944.

PRODUCT DESIGN AND SELECTION

         DaMert has established a reputation for product innovation in the area of nature, science and learning toys and gifts. Internally, the company has created a team of capable and inventive concept and product developers. However, over the years DaMert has built a reputation among independent inventors as a company who can maximize their ideas in fair, mutually beneficial relationships. This reputation, coupled with DaMert's location in the creatively acclaimed San Francisco Bay Area, results in a continuous flow of ideas from external sources. DaMert works with these "creative partners" in a variety of ways, including licensing, purchase of the concept, or exclusive purchase of the manufactured product.

         DaMert is fundamentally "market-oriented and product driven." Fred and Gail DaMert, as well as the three staff executives, participate fully in the product development process. This process starts with creative ideas and concepts and carries all the way into product manufacturing, marketing and sales, and inventory management and quality control.

COMPETITION

         DaMert strives to be a leading innovator in each of its five major product categories, introducing 40 to 50 new additions annually. Because of the diversity of its five product categories, DaMert has competitors in each of these areas. Competition in DaMert's market is defined primarily as competing for the business of the same retailers. DaMert identifies its key competitors in each product category as follows: Puzzles/Brainteasers--Binary Arts; Glow-in-the-Dark--Great Explorations and Illuminations; Activity Kits--Creativity for Kids and Curiosity Kits; Great Gizmos (science toys)--Wild Planet and Action Products International, and Games--University Games and Briarpatch.

         DaMert believes that its unique mix of product categories provides competitive strength in two key ways. First, DaMert offers cross-merchandising opportunities among the categories, as well as strong thematic presentations (e.g. space, ocean, insects), allowing retailers to offer a broad range of merchandise. The second competitive advantage offered by DaMert is the retailer's opportunity to "consolidate vendors" and order a wide variety of merchandise from one place. This is further supported by DaMert's low minimum order requirement and low minimum case quantity requirement on all items.

PATENTS, TRADEMARKS AND LICENSES

         In the normal course of business, DaMert Company makes every effort to patent or trademark internally developed concepts as well as the licensing of patents and trademarks from submissions provided by outside developers. DaMert currently has no "fantasy character" license. Although the procurement of patents, trademarks and licenses does not eliminate the possibility of infringement it has proven to be an effective deterrent to competitors.

         Licenses for rights to use patents and trademarks from outside product designers typically run for two to five years, are world wide in scope, have automatic renewals and are transferable in the event of a change in ownership of DaMert Company.

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

EMPLOYEES OF DAMERT

         As of December 31, 2000 DaMert had 19 full-time employees, all in its Berkeley facility, consisting of 13 in marketing, sales, product development and administration, and 6 in shipping. Seasonal warehouse personnel are hired in the summer and fall to assist with the greater volume of orders being shipped. Contract personnel are hired on an as-needed basis for certain product development projects.

PROPERTIES OF DAMERT

         On July 27, 1995, DaMert entered into a six-year lease commencing December 1, 1995, for 32,000 square feet of office and warehouse space in a building located at 1609 Fourth Street, Berkeley, California (the "Facility"). The Facility is located in a mixed industrial, retail and residential area 15 miles east of San Francisco. It is divided into a 24,000 square feet of warehouse and 8,000 square feet of office. DaMert Company feels that the facility will meet its foreseeable requirements.

         The lease provides for one six-year extension option. The base monthly rent for the initial six-year term is fixed at $23,295. Rent for the option period shall be set at the then fair market rental rate for a similar industrial gross lease. In addition to the base rent, DaMert is liable for its share of any increase in operating cost over the base year operating expenses.

EMPLOYEES OF THE COMPANY

         As of December 31, 2000, the Company had two employees, the Chairman and the President and Chief Executive. As of March 31, 2000, including employees of DaMert Company, the Company had 23 full-time employees and no part-time employees. The Company anticipates that, subject to completion of the Futech acquisition, the number of full-time employees will rise significantly to meet the Company's increased operational demands.

         The Company has never experienced a work stoppage and the Company believes that relations with its employees are good. None of the Company's employees are covered by collective bargaining agreements.

ITEM 2.  DESCRIPTION OF PROPERTY.

         Until February 15, 2001, the Company's headquarters were located in Eatontown, New Jersey, where it was sharing office space on a month-to-month basis with Les Friedland and Associates, Inc., which is controlled by a former President of the Company, Les Friedland.

         On July 27, 1995, DaMert entered into a six-year lease commencing December 1, 1995, for 32,000 square feet of office and warehouse space in a building located at 1609 Fourth Street, Berkeley, California (the "Facility"). The Facility is located in a mixed industrial, retail and residential area 15 miles east of San Francisco. It is divided into a 24,000 square feet of warehouse and 8,000 square feet of office. DaMert Company feels that the facility will meet its foreseeable requirements.

         The lease provides for one six-year extension option. The base monthly rent for the initial six-year term is fixed at $23,295. Rent for the option period shall be set at the then fair market rental rate for a similar industrial gross lease. In addition to the base rent, DaMert is liable for its share of any increase in operating cost over the base year operating expenses.

         Effective February 15, 2001, the Company relocated its headquarters to the Facility.

ITEM 3.  LEGAL PROCEEDINGS.

         On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served us with a Second Amended Complaint which names Futech, Vincent W. Goett ("Goett"), and us as defendants. We were not named in the original complaint or the first amended complaint. The case was pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). In March, 2001, Golden Books and the Company entered into a stipulation to suspend this litigation until the earliest to occur of: (1) the closing of the transactions contemplated by the Agreement with Futech for the Purchase and Sale of Assets, as amended (the "Agreement"); (2) rescission or invalidation of the Agreement; or (3) July 2, 2001.

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

         As described above, we have not yet consummated the planned acquisition of the specified Futech assets and, further, the U.S. Bankruptcy Court has approved the planned acquisition of such assets. Consequently, we believe that we have strong defenses against the foregoing claims and intend to vigorously defend against them. Although we believe that we have strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on us.

         On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served us with a Complaint which names Futech and us as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No. CA-00 20670). The Complaint alleges, among other things, (i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff, (iii) that we are the parent company of Futech, and that we caused Futech to transfer substantially all of its liquid assets to us, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against us and Futech in the amount of approximately
$237,000. We are not the parent company of Futech and, as described above, we have not yet consummated the acquisition of Futech's assets. We intend to attempt to have the Default Judgment vacated, as we believe that we have strong defenses against the foregoing claims. We cannot assure you that we will be able to have the Default Judgment vacated, and we have accrued the full amount of the default judgment as of December 31, 2000. Even if we are able to have the Default Judgment vacated, we cannot give you any assurance as to the outcome of the litigation, which could have a material adverse affect on us.

         On January 26, 2000, Caterpillar, Inc., as plaintiff ("Caterpillar"), served us with a Complaint which names us and Futech as defendants. The case was pending in the Circuit Court of the Tenth Judicial Circuit of Illinois, Peoria County (case No. 00 L26). The Complaint alleged that we are indebted to Caterpillar in the amount of $45,000 in unpaid minimum royalty payments under a Trademark Merchandise License Agreement dated April 15, 1997. On May 23, 2000, the Court awarded a Default Judgment against us and Futech in the amount of $60,621.80.

         On May 16, 2000, A.H. Warner Properties. L.L.C., as plaintiff ("Warner"), served us with a Complaint which names us, Futech, and others as defendants. The case was pending in the Superior Court of the State of California for the County of Los Angeles (case No. 00B03229). The Complaint alleges that we are indebted to Warner for unpaid rent pursuant to a lease for a property located in Woodland Hills, California, and seeks judgment for the debt and interest, legal fees and expenses. The lease on the subject property expired on June 30, 2000. On July 17, 2000, the Court awarded a Default Judgment against us in the amount of approximately $22,000.

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

         On October 24, 2000 Carr served us and Futech, among others, with a Complaint for forcible entry and detainer. The case was filed in the Superior Court of the State of Arizona, in and for the County of Maricopa (case no. CU2000-019259). The Complaint alleges that Carr's lease with Futech was deemed rejected by operation of law in connection with Futech's bankruptcy proceeding and sought to have all the defendants vacate the leased premises. We have stipulated to a judgment ordering the defendants (including us) to vacate the premises leased by Futech at 2999 North 44th Street, Phoenix, Arizona, and we have since vacated such premises.

         On March 8, 2001, Carr filed a motion for summary judgment against us, seeking judgment in the approximate amount of $75,000. The Company has not filed a responsive pleading and the due date for such pleading has passed. The Company anticipates that a judgment will be entered against it in the approximate amount of $75,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended December 31, 2000 through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF OUTSTANDING COMMON STOCK

         The Company's common stock is quoted on the OTC Bulletin Board. The following table sets forth the high and low bid prices for each fiscal quarter from January 1, 1999, through December 31, 2000, as reported by the OTC Bulletin Board and as recorded on WWW.CNBC.COM. Such quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.


         YEAR ENDED DECEMBER 31, 2000      HIGH             LOW
         ----------------------------      ----             ---
         First Quarter                    $ 3.50            $ .06
         Second Quarter                   $ 1.69            $ .13
         Third Quarter                    $  .31            $ .08
         Fourth Quarter                   $  .24            $ .07



         YEAR ENDED DECEMBER 31, 1999      HIGH             LOW
         ----------------------------      ----             ---
         First Quarter                    $ .35             $ .17
         Second Quarter                   $ .27             $ .16
         Third Quarter                    $ .17             $ .08
         Fourth Quarter                   $ .21             $ .06


         The closing price on the OTC Bulletin Board on April 9, 2001 was $.09 per share of Common Stock. As of March 31, 2001, the Company had approximately 851 shareholders of record.

RECENT SALES OF UNREGISTERED SECURITIES

         In November, 2000, we borrowed on an unsecured basis an aggregate of $10,000 from an individual lender, our former president. The note bears interest at the rate of 10% per annum. As additional consideration to the lender, we agreed to issue 200,000 shares of our common stock. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction was exempt based on the following facts: there was no general solicitation, there was a single investor, who was an "accredited investor" (within the meaning of Regulation D under the Securities Act of 1933, as amended) and who was sophisticated about business and financial matters, and such investor had the opportunity to ask questions of our management.

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

OVERVIEW

         From inception (July 1986) to September 1992, the Company developed and marketed a variety of consumer products for sale by retailers of gift, novelty and educational items throughout the United States. In October 1993 the Company acquired MJL Marketing, Inc. (now known as Janex Corporation) and its affiliate Pro Gains, a successful manufacturer and distributor of children's products which utilized fanciful licensed characters on their products. With the acquisition of Janex in October 1993, the Company ceased marketing the Great Stuff, Deco Disc and MicroTheatre product lines and focused entirely on marketing the Janex products. See "Business of Issuer--Products." On August 4, 1995, the Company acquired Malibu and its Hong Kong affiliate MFSI. The two acquired companies operated in tandem, similar to Janex and Pro Gains. Together they developed, manufactured (through subcontractors) and marketed toys and novelty gift items, which were sold primarily in the United States to mass merchant retailers, chain stores, and specialty stores, FOB the Company's Hong Kong agent.

         By 1999, it was apparent to Company management that the level of sales were not sufficient to sustain the Company as a going concern without significant growth in revenue and profitability, and that there would need to be a substantial increase in the Company's business volume and product availability to support future growth. Accordingly, during 1999 Company management began a process of seeking significant acquisitions of, and new relationships with, several companies with complementary products or functional services. The Company entered into a global merger agreement that involved the Company combining with several companies. The proposed merger transaction was not consummated and the parties withdrew from the overall transaction. The Company believes that the focus of the Company's management on the acquisitions had an adverse impact upon the Company's financial condition and results of operations.

         As a result, the Company experienced a severe shortage of capital during 2000, which had the effect of substantially curtailing the Company's operating activities, to the point that the Company had essentially become inactive from an operating point of view. In order to restart the Company's business operations, the Company has sought to acquire businesses that focused on children's toys and educational products.

         As described above, in February 2001, the Company completed the acquisition of the DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. See "Business of Issuer - DaMert Company". As a result of consummating the DaMert acquisition, the Company expects to generate substantially more revenue in fiscal 2001, compared to fiscal 2000. The Company also expects to incur substantially greater expenses in 2001, compared to the prior year. The Company expects to incur negative cash flow for the foreseeable future.

         In connection with the Acquisition of DaMert, the Company paid the following consideration: (i) 2,000,000 shares of common stock; (ii) a promissory note in the approximate amount of $129,000 to an officer of DaMert (in replacement of a note in the same amount owed by DaMert to such officer);
(iii) the issuance of an aggregate of 3,000,000 shares of common stock to Amresco Financial I, L.P. ("Amresco") (a creditor of DaMert), of which 1,500,000 shares were issued at the closing of the acquisition and the remaining 1,500,000 shares are issuable by June 15, 2001; (iv) $220,000 in cash was paid (at or before the closing) to Amresco in satisfaction of certain indebtedness of DaMert; and (v) a promissory note, personally guaranteed by Vincent Goett, our Chairman, in the principal amount of $1,300,000 was issued to Amresco (the note is payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001; and the remaining $720,000 is payable beginning August 15, 2001 in five equal quarterly installments of $116,667 and one final quarterly installment of $136,666). The note is secured by certain assets of the Company and DaMert. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. In addition, we issued options to purchase an aggregate of 1,000,000 shares of our common stock, at a price of $.001 per share, to Fred and Gail DaMert (who are employees of DaMert).

         In October, 2000, the Company entered into an Agreement with Futech Interactive Products, Inc. ("Futech"), an Arizona company, to acquire certain of the assets and assume certain liabilities of Futech. This agreement superceded all our prior agreements for the acquisition of Futech's assets. In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. In January , 2001, the United States Bankruptcy Court approved our proposed purchase of certain assets of Futech. Futech's business consists of third-party publishing and proprietary publishing products using the Futech interactive technology and patented products. This technology relates primarily to printed audible signals, visual circuitry and associated electrical components such as switches, batteries, speakers and liquid crystal displays. The assets being acquired also include the website www.okid.com, a "Virtual World" online destination that resembles an entertaining cartoon world environment. The Company plans to apply the technology to produce books and play boards that emit speech, music and sound effects or other visual signals activated by switches in the surface of the product. The Company plans continue to expand this proprietary product line selection and to broaden the base of licenses for the use of Futech's products and technology.

         Under the terms of the Agreement with Futech, as approved by the Bankruptcy Court, we have agreed to acquire certain assets of Futech in exchange for the following consideration: (i) an aggregate of approximately 23 million shares of our common stock; (ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash, of which approximately $61,000 has been paid. Vincent Goett, our Chairman, has indicated he intends to personally guarantee $2,000,000 of the indebtedness being assumed. In addition, approximately $1.6 million of indebtedness Futech claims we owe it would be discharged in connection with the acquisition. The consummation of the transaction is subject to numerous conditions, which may or may not be met, including an amendment of our charter to increase the number of our authorized shares of common stock to at least 125,000,000. There is no assurance that the Futech acquisition will be completed. The Futech Agreement filed with this report is the form of agreement submitted to the U.S. Bankruptcy Court. The terms and conditions of the Futech asset purchase approved by the Bankruptcy Court, as described above, are different than the terms and conditions set forth in the Futech Agreement. We expect that the Court approved terms and conditions will be memorialized in a writing prior to the closing.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

FISCAL YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Sales for the year ended December 31, 2000 were $3,337, as compared to $283,995 for the year ended December 31, 1999, a decrease of $280,658. The net loss for the year ended December

31, 2000 was $9,051,788, compared to a net loss of $1,470,317, for the year ended December 31, 1999.

         The primary reason for the substantial downturn in sales during the year ended December 31, 2000, compared to the year ended December 31, 1999, was that the Company lacked the operating capital needed to procure new product or character licenses.

         In addition, during much of the 2000 period, substantial Company management resources were devoted to potential acquisitions of complementary companies. The Company believes that the focus of the Company's management on acquisitions had a material adverse impact upon the Company's results of operations and financial condition.

         Gross profit was $3,058 for the year ended December 31, 2000, as compared to a negative gross profit of $257,346, for the year ended December 31, 1999. Gross profit is equal to revenues less the cost of goods sold and royalties paid. The decline in gross profit was primarily due to the significant decrease in sales.

         Royalty expense was $89,245 for the year ended December 31, 2000, as compared to royalties of $229,833, for the year ended December 31, 1999. The reduction in royalties is directly related to the decline in sales during 2000, partially offset by a write off of prepaid royalty expense.

         Selling, general and administrative ("SG&A") expenses were $1,431,204 for the year ended December 31, 2000, as compared to $730,346 for the year ended December 31, 1999. The increase in SG&A was attributable to an approximate $400,000 increase in provisions for litigation, an approximate $200,000 increase in legal and accounting fees, an approximate $75,000 increase in payroll related expenses, and increased travel expenses.

         Stock-based compensation expense (non-cash) in the amount of approximately $7.2 million was recognized during the year ended December 31, 2000. There was no stock based compensation expense during the prior year. The increase was due to stock options and stock issuances to employees and consultants for services rendered.

         Depreciation and amortization expense for the year ended December 31, 2000 was $3,025, as compared to $327,096, for the year ended December 31, 1999, a decrease of $324,071. Depreciation and amortization for the year ended December 31, 1999 included a charge of $118,000 which related to asset impairment as a result of the Company's declining revenue. The Company has now fully depreciated its fixed assets, including its tools and dies held as part of its overseas manufacturing operations. Due to the lack of operating capital, the Company has not been able to undertake any new purchases of fixed assets.

         Interest expense for the year ended December 31, 2000 was $28,512, as compared to $25,230, for the year ended December 31, 1999. The increase was attributable to an increase in the principal outstanding under the bank note.

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

         Our working capital deficiency at December 31, 2000 was $4,578,601 including $1,606,199 which Futech, an affiliate, claims we owe it, compared to a working capital deficiency of $3,322,757 at December 31, 1999. The increase in working capital deficiency is due primarily to an $845,347 increase in accounts payable and accrued expenses and a $313,183 increase in notes and loans payable. Although we completed the acquisition of the DaMert Company in February, 2001 and are now generating revenue, we are continuing to incur negative cash flow. We expect that our working capital deficiency will increase significantly if we complete the Futech acquisition described elsewhere in this Form 10-KSB. We also expect that the completion of such acquisition will exacerbate our cash flow problems until we are able to benefit from expected increases in sales.

         Based on current cash on hand, we need to raise additional funds immediately in order to continue as a going concern. We plan to reduce the working capital deficiency by raising additional capital in the form of either debt or equity financings. Further, we plan to carefully review operating expenses, with a view to reducing them wherever possible. We cannot assure you that we will raise sufficient funds to reduce the working capital deficiency or to fund our costs and expenses. Currently, we do not have sufficient authorized and unissued shares of common stock to execute our business and financial plans. We expect that the absence of available shares of common stock will make it substantially more difficult for us to raise capital, as any transaction involving our common stock will have to be made subject to an increase in the number of authorized shares of such stock. As soon as practicable, we plan to seek stockholder approval of an increase in the number of authorized shares of our common stock. If we are unable to raise sufficient capital in a timely fashion to reduce the working capital deficiency and to fund our costs and expenses, our business will be adversely affected and we will not be able to continue as a going concern.

         Our auditors' report as at December 31, 2000 indicates, and our auditors continue to believe, that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion because we:

     - have no cash;
     - have experienced a significant decline in revenues;
     - have continuing negative net worth;
     - have a severe working capital deficiency;
     - do not have sufficient authorized and unissued shares of common stock to execute our business and financing plans; and
     - have recurring losses.

         Our ultimate ability to continue as a going concern depends on: (1) obtaining additional capital to provide near-term operating cash; and (2) creation of a sustainable positive cash flow.

         Based upon our current budget and business planning, we believe that we will need approximately $2,000,000 of additional capital to fund our planned operations over the next twelve months. We cannot be sure that we will be able to internally generate or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion.

         We are involved in various legal proceedings, as described in Item 3: Legal Proceedings. In connection with such proceedings, default judgments in the aggregate amount of approximately $480,000 have been entered against us. We currently do not have the ability to pay these judgments. The enforcement of these judgments will have a material adverse affect on our business and financial condition and our ability to continue as a going concern.

         As described elsewhere in this Form 10-KSB, the United States Bankruptcy Court has approved our proposed acquisition of certain of Futech's assets. Futech claims that we owe it approximately $1.6 million. In connection with the consummation of the Futech acquisition, Futech is obligated to discharge us of such claimed indebtedness. We are currently reviewing the amount Futech claims we owe it, with a view to determining the amount that is properly chargeable to us. In the event the Futech acquisition is not consummated, the trustee of the Futech bankruptcy estate could make a claim against us for the $1.6 million. If we were required to pay all or even a part of such $1.6 million, there would be a material adverse affect on our business and financial condition and our ability to continue as a going concern.

         In connection with our acquisition of DaMert, we issued a promissory note, personally guaranteed by Vincent Goett, our Chairman, in the principal amount of $1,300,000 to Amresco Financial I, L.P. (a creditor of DaMert), payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001; and the remaining $720,000 is payable beginning August 15, 2001 in five equal quarterly installments of $116,667 and one final quarterly installment of $136,666. This $1,300,000 promissory note is secured by certain assets of the Company and DaMert. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt.

         In the event that the quoted price of the Company's common stock does not average at least $1.00 per share over a twenty-day trading period during the 24 months following the closing, the Company will be obligated to pay Fred and Gail DaMert in the aggregate (in cash or stock at their option) an amount equal to the excess of $1 million over the product of 1 million and the highest 20 day average quoted price of the common stock during the 24 months following the closing.

         If we complete the Futech acquisition, we will be obligated to repay approximately $3,000,000 of bank indebtedness as follows: (i) with respect to $1,500,000 of such indebtedness, interest only will be payable monthly over three years and the principal ($1,500,000) will be payable on the third anniversary of the closing of the transaction; and (ii) with respect to the remaining $1,500,000 of indebtedness, principal ($1,500,000) and interest will be payable in thirty six equal monthly installments commencing on the closing of the transaction.

We are currently indebted to our Chairman in the amount of approximately $312,000. This indebtedness is payable on demand and secured by all the assets of the Company and DaMert.

If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt.

         Our operating activities used $288,031 of cash for the year ended December 31, 2000, as compared to $1,004,266 for the comparable prior period. The decrease in cash used by our operating activities is primarily attributable to an increase of approximately $1,014,000 in accounts payable and accrued expenses during the year ended December 31, 2000, compared to a decrease of $226,000 in accounts payable and accrued expenses in the same period in 1999, partially offset by an increase in net loss of approximately $353,000 (excluding stock based compensation) and decreased depreciation expense of approximately $320,000. The increase in accounts payable and accrued expenses primarily reflects our lack of operating capital. In addition, we provided an accrual of $399 for the year ended December 31, 2000 related to litigation.

         Our investing activities generated $375 during the year ended December 31, 2000, compared to using $63,281 during the same period in 1999. The decrease of approximately $63,656 in cash used by investing activities is a result of our lack of operating capital.

         Our financing activities provided $289,190 of cash during the year ended December 31, 2000, compared to providing $1,009,055 in cash during the same period in 1999. The decrease in cash generated from financing activities is primarily a result of decreased advances from Futech, partially offset by a $313,000 increase in loans and notes payable.

         As of December 31, 2000, subject to the availability of operating capital and assuming the completion of the Futech acquisition, we plan to make capital expenditures over the next twelve months of up to $500,000 to fund new product development, including initial licensing charges and tooling. Assuming the completion of the Futech acquisition, we will have significantly more employees. Staff numbers and efficiency will be considered as part of our overall approach to reduction and control of operating expenses within the new corporate structure.

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

         FORWARD-LOOKING STATEMENTS

         We have made forward-looking statements in this report that are subject to a number of risks and uncertainties including, without limitation, those described below and other risks and uncertainties indicated from time to time in our filings with the SEC. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include the information concerning possible or assumed future results of operations. Also, when we use words such as "believe," "expect," "anticipate" or similar expressions, we are making forward-looking statements. Readers should understand that the following important factors, in addition to those discussed in the referenced SEC filings, could affect our future financial results, and could cause actual results to differ materially from those expressed in our forward-looking statements:

     * the implementation of our growth strategy, including our ability to consummate the planned acquisition;

     * the effects of the DaMert and Futech acquisitions and new relationships with complementary companies;

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

         NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (FASB) issued several pronouncements and interpretations and the Securities and Exchange Commission (SEC) issued several Staff Accounting Bulletins (SAB). Certain of these pronouncements may have future applicability, Statement of Financial Accounting Standards (SFAS) No. 132 "Employers Disclosures about Pensions and other Postretirement Benefits," effective June 15, 2000, and No. 137 "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000 would not have impacted the financial statements as the Company has not participated in derivative transactions nor does the company have a defined benefit plan.

         In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

         In March 2000 the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", and interpretations of Accounting Principles Board No. 25. This interpretation is effective July 1, 2000. The effects of applying this interpretation would be recognized on a prospective basis from July 1, 2000. The impact of this interpretation is not expected to be material.

         In August 1999, the SEC issued SAB No. 99 "Materiality". SAB 99 provides that exclusive reliance on certain quantitative benchmarks to assess materiality in preparing financial statements is inappropriate; misstatements are not immaterial simply because they fall beneath a numerical threshold. Management believes the company is in compliance with SAB 99.

INFLATION

         Management believes that inflation has not had a significant impact on the Company's costs and profits during the past two years.

ITEM 7.  FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS'

Report of Abrams and Company, P.C.

CONSOLIDATED FINANCIAL STATEMENTS:

Balance Sheet as of December 31, 1999 and December 31, 2000

Statements of Operations for the years ended
                   December 31, 1999 and December 31, 2000

Statement of Changes in Stockholders' Deficit for the years ended
                   December 31, 1999 and December 31, 2000

Statements of Cash Flows for the years ended
                   December 31, 1999 and December 31, 2000

         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

            Report of Abrams and Company, P. C. Independent Auditors

The Board of Directors and Shareholders
Janex International, Inc.

         We have audited the accompanying consolidated balance sheet of Janex International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, changes in shareholders' deficit, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Janex International, Inc. and subsidiaries as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, continuing negative net worth, and has continued to experience a significant decline in revenues. Further, the Company has no cash and is experiencing a severe working capital deficiency. Currently, the Company does not have sufficient authorized and unissued shares of common stock to execute its business and financial plans. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Notes 1 and 17. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/   ABRAMS AND COMPANY, P.C.

Melville, New York
April 6, 2001


              See accompanying summary of accounting policies
                   and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,

                                                                    1999                2000
                                                                    ----                ----
ASSETS
Current assets
     Cash                                                           $ 3,920             $ 5,079
     Accounts receivable                                             55,978                  --
     Prepaid royalties                                               79,245                  --
     Other current assets                                             5,061              17,818
                                                             ---------------     ---------------
         Total current assets                                       144,204              22,897
                                                             ---------------     ---------------
Property and equipment, net                                           3,025                  --
Intangible assets, net                                              270,662                  --
                                                             ---------------     ---------------
     TOTAL ASSETS                                                  $417,891             $22,897
                                                             ===============     ===============
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities
     Note payable - bank                                           $256,943            $331,943
     Other note payable                                                  --              10,000
     Loans payable                                                       --             228,183
     Accounts payable                                             1,033,671           1,361,423
     Accrued expenses                                               546,155           1,063,760
     Due to Futech Interactive Products, Inc.                     1,630,192           1,606,199
                                                             ---------------     ---------------
         Total current liabilities                                3,466,961           4,601,498
                                                             ---------------     ---------------
     TOTAL LIABILITIES                                            3,466,961           4,601,498
                                                             ---------------     ---------------
     Shareholders' deficit
      Class A convertible preferred stock
       no par value
       Authorized shares - 5,000,000;
       Issued and outstanding - 5,000,000 shares                    569,022             569,022
     Common stock, no par value
       Authorized shares - 20,000,000;
       Issued 28,070,388 shares                                  12,803,507          16,289,321
     Less:  Treasury stock, at cost:  15,330,129 shares                  --          (3,056,083)
     Additional paid in capital                                     554,517             554,517
     Accumulated deficit                                        (16,976,116)        (26,027,904)
                                                             ---------------     ---------------
                                                                 (3,049,070)        (11,671,127)
     Due to Related Parties                                              --           7,092,526
                                                             ---------------     ---------------
     TOTAL SHAREHOLDERS' DEFICIT                                 (3,049,070)         (4,578,601)
                                                             ---------------     ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $417,891             $22,897
                                                             ===============     ===============



              See accompanying summary of accounting policies
                    and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                               1999                   2000
                                                               ----                   ----
Net sales                                                     $283,995              $ 3,337
                                                      ------------------     -----------------
     Cost of sales                                             311,508                  279
     Royalty expense                                           229,833               89,245
                                                      ------------------     -----------------
                                                               541,341               89,524
                                                      ------------------     -----------------
Gross (loss)                                                  (257,346)             (86,187)
                                                      ------------------     -----------------
Operating expenses
     Selling, general and administrative                       730,346            1,431,204
     Stock-based Compensation                                       --            7,228,198
     Depreciation and amortization                             327,096                3,025
     Impairment loss                                           126,226              270,662

                                                      ------------------     -----------------
Loss from operations                                        (1,441,014)          (9,019,276)
                                                      ------------------     -----------------
Other income (expenses)
     Interest income                                             1,214                   --
     Interest expense                                          (25,230)             (28,512)
     Other income                                                1,638                   --
                                                      ------------------     -----------------
Loss before income taxes                                    (1,463,392)          (9,047,788)
                                                      ------------------     -----------------
Provision for income taxes                                      (6,925)              (4,000)
                                                      ------------------     -----------------
NET LOSS                                                   $(1,470,317)         $(9,051,788)
                                                      ==================     =================
BASIC AND DILUTED NET LOSS PER SHARE                      $      (0.08)            $  (0.64)
                                                      ==================     =================
WEIGHTED AVERAGE OF NUMBER OF SHARES OUTSTANDING            18,098,832           14,246,388
                                                      ==================     =================



              See accompanying summary of accounting policies
                    and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                    FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                                          CLASS A CONVERTIBLE
                                           PREFERRED STOCK               COMMON STOCK            ADDITIONAL
                                        ----------------------     --------------------------     PAID-IN
                                         SHARES        AMOUNT         SHARES       AMOUNT         CAPITAL
                                        ---------    ---------     ----------    ------------    ---------

Balance at December 31, 1998            5,000,000     $569,022     18,098,750    $ 12,803,327    $ 554,517
Common stock issued for services
                                                                       30,000             180
Net loss
                                        ---------    ---------     ----------    ------------    ---------
Balance at December 31, 1999            5,000,000      569,022     18,128,750      12,803,507      554,517
Exercise of stock options                                           3,075,000       2,071,326
Stock based compensation                                                              725,000
Stock issued upon conversion of debt                                3,566,638         379,288
Acquisiton of treasury stock
Issuance of shares and shares
issuable for services                                               3,300,000         310,200
Net loss
                                        ---------    ---------     ----------    ------------    ---------
Balance at December 31, 2000            5,000,000     $569,022     28,070,388    $ 16,289,321    $ 554,517
                                        =========    =========     ==========    ============    =========

                                                        TREASURY STOCK         DUE TO RELATED PARTIES      TOTOAL
                                    ACCUMULATED     ------------------------  ------------------------  SHAREHOLDERS'
                                       DEFICIT        SHARES       AMOUNT       SHARES       AMOUNT        DEFICIT
                                   --------------   ----------  ------------  ----------  ------------  ------------
Balance at December 31, 1998       $ (15,505,799)         -     $      -             -    $        -    $(1,578,933)
Common stock issued for services
                                                                                                                180
Net loss                              (1,470,317)                                                        (1,470,317)
                                   --------------   ----------  ------------  ----------  ------------  ------------
Balance at December 31, 1999         (16,976,116)         -            -             -             -     (3,049,070)
Exercise of stock options                                                                                 2,071,326
Stock based compensation                                                                                    725,000
Stock issued upon conversion of debt                                                                        379,288
Acquisiton of treasury stock                        15,330,129   (3,056,083)  15,297,129     3,052,486       (3,597)
Issuance of shares and shares
issuable for services                                                          2,000,000     4,040,040    4,350,240
Net loss                              (9,051,788)                                                        (9,051,788)
                                   --------------   ----------  ------------  ----------  ------------  ------------
Balance at December 31, 2000        $(26,027,904)   15,330,129  $(3,056,083)  17,297,129  $  7,092,526  $(4,578,601)
                                   ==============   ==========  ============  ==========  ============  ============


              See accompanying summary of accounting policies
                    and notes to financial statements

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                  1999              2000
                                                             -------------     -------------
Cash flows from operating activities

Net loss                                                     $(1,470,317)      $(9,051,788)

Adjustments to reconcile net loss to net cash used by
operating activities
         Depreciation                                            191,822             3,025
         Amortization of intangible assets                       135,274
         Stock based compensation                                    --          7,228,198
         Provision for doubtful accounts                          13,711
         Compensation                                                --            125,000
         Write off of inventory                                   19,144
         Unrealized foreign exchange losses/(gains)               (1,368)
         Issuance of common stock for services                       180
         Impairment loss                                         126,226           270,662

Changes in current assets and current liabilities
         Accounts receivable                                      94,389            55,978
         Inventories                                             111,954
         Prepaid expenses and other current assets                   885            66,488
         Accounts payable                                        430,956           327,752
         Accrued expenses                                       (657,122)          686,654
                                                              -----------      -------------
NET CASH USED BY OPERATING ACTIVITIES                         (1,004,266)         (288,031)
                                                              -----------      -------------

Cash flows from investing activities
     Purchases of property and equipment                          63,256
     Product development costs                                  (126,537)
     Proceeds from stock options                                                       375
                                                             ------------      -------------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                 (63,281)              375
                                                             ------------      -------------

Cash flows from financing activities
     Advances (reductions) from Futech
       Interactive Products, Inc.                              1,009,112           (23,993)
     Proceeds from line of credit                                                   75,000
     Net payments on notes payable                                   (57)
     Increase in loans payable                                                     238,183
                                                                               --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      1,009,055           289,190
                                                             -----------       --------------

Net change in cash and cash equivalents                          (58,492)            1,159

Cash and cash equivalents, beginning of year                      62,412             3,920
                                                             -----------       --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                       $     3,920       $     5,079
                                                             ===========       ==============
     Supplemental cash flow information:

     Cash paid for interest                                  $    25,127       $    29,246
                                                             ===========       ==============
     Cash paid for income taxes                              $     3,925       $         0
                                                             ===========       ==============


                See accompanying summary of accounting policies
                      and notes to financial statements

1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

         Janex International, Inc. and subsidiaries (including DaMert Toys and Games, Inc., See Note on Subsequent Events) (the Company) are in the business of developing, marketing, and selling toys and functional children's products which are manufactured by subcontractors. The Company sells its products primarily to U.S. based retailers.

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate, at the balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant (at 1999 and 2000 the adjustment was not significant), are recorded as comprehensive income.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past several years, continuing negative net worth, and negative working capital at December 31, 2000, and has continued to experience a significant decline in revenues from $5,596,979 in 1997 to $3,117,599 in 1998 and $283,995 in 1999 and
         $3,337 in 2000. The Company has no cash and is experiencing a severe working capital deficiency. Accordingly, management has been unable to devote resources to the development of products or sales. Currently, the Company does not have sufficient authorized and unissued shares of common stock to execute its business and financial plans. The Company expects that the absence of available shares of common stock will make it substantially more difficult for it to raise capital, as any transaction involving its common stock will have to be made subject to an increase in the number of authorized shares of such stock. As soon as practicable, the Company plans to seek stockholder approval of an increase in the number of authorized shares of common stock. These factors raise significant doubt as to the Company's ability to continue as a going concern.

         The Company experienced a severe shortage of capital during 2000, which had the effect of substantially curtailing the Company's operating activities, to the point that the Company had essentially become inactive from an operating point of view. In order to restart the

         Company's business operations, the Company has sought to acquire businesses that focused on children's toys and educational products.

         In February 2001, the Company completed the acquisition of the DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. The Company's ultimate ability to continue as a going concern depends on the market acceptance of products, an increase in revenues, and the achievement of operating profits and positive cash flow. The Company will also require additional financial resources from other sources to provide near term operating cash to enable the Company to execute its plans to move toward profitability. Management believes that the future financings, the effectuated and planned acquisitions described in the Subsequent Events Note 16 and additional sales to be generated from new product lines that are being developed, will be sufficient to allow the Company to continue in operation.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         At December 31, 2000, the Company has the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, and short-term debt. The carrying value of cash and cash equivalents, accounts payable, and accrued expenses and short term debt approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

         INTANGIBLE ASSETS

         Intangible assets consist of goodwill and product development costs.

         Costs of business acquisitions in excess of net asset of subsidiaries acquired (goodwill) are amortized on a straight-line basis over a ten year period. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

         Product development costs consist of product design and development (through subcontractors) for the various toys and children's products the Company sells. The designs are carried at the lower of cost or net realizable value and amortized on a straight-line basis over a one to five year period.

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

         INCOME TAXES

         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforward and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if the weight of available evidence is more likely than not that some portion, or all of, the deferred tax assets will not be realized.

         STOCK-BASED COMPENSATION

         The company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock Based Compensation." Under APB Opinion No. 25, compensation expense for employees is based on the excess, if any, on the date of grant, of the fair value of the company's stock over the exercise price.

         LOSS PER SHARE

         Loss per common share is calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," (Statement 128). Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per common share include the potential exercise of employee stock options. Common share equivalents have been excluded from the calculation of loss per share for all periods presented, as their effect is anti-dilutive.

         COMPREHENSIVE LOSS/ INCOME

         As of January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive loss/income and its components. The components, relative to the company, include the effect of foreign currency translation. Comprehensive loss for the Company is the same as net loss for all periods presented as the effect of foreign currency translation is not material.

         SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

         Effective January 1, 1998, the Company adopted the SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," (Statement 131). Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers (see Note 13).

         PENSION PLAN

         The Company has a 401K Plan for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax-deferred basis to their 401K accounts, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K plan based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. The Company did not make contributions to the 401K for 1999 and 2000.

         NEW ACCOUNTING STANDARDS

         The Financial Accounting Standards Board (FASB) issued several pronouncements and interpretations and the Securities and Exchange Commission (SEC) issued several Staff Accounting Bulletins (SAB). Certain of these pronouncements may have future applicability, Statement of Financial Accounting Standards (SFAS) No. 132 "Employers Disclosures about Pensions and other Postretirement Benefits," effective June 15, 2000, and No. 137 "Accounting for Derivative Instruments and Hedging Activities," effective June 15, 2000 would not have impacted the financial statements as the Company has not participated in derivative transactions nor does the company have a defined benefit plan.

         In December 1999, the SEC issued SAB No. 101 "Revenue Recognition in Financial Statements". SAB 101 summarizes certain areas of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

         In March 2000 the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation", and interpretations of Accounting Principles Board No. 25. This interpretation is effective July 1, 2000. The effects of applying this interpretation would be recognized on a prospective basis from July 1, 2000. The impact of this interpretation is not expected to be material.

         In August 1999, the SEC issued SAB No. 99 "Materiality". SAB 99 provides that exclusive reliance on certain quantitative benchmarks to assess materiality in preparing financial statements is inappropriate; misstatements are not immaterial simply because they fall beneath a numerical threshold. Management believes the company is in compliance with SAB 99.

         RECLASSIFICATIONS

         Certain reclassifications were made to the 1999 financial statements to conform to those used in 2000.

3.       IMPAIRMENT LOSS

         The Company concluded in 1999 that an impairment loss occurred related to the Company's long-lived assets in its Hong Kong subsidiary. The loss was incurred as a consequence of the suspension of manufacturing activities resulting from the Company's lack of operating capital. Accordingly, in 1999, the Company provided for an impairment loss of $126,226.

         In 2000, the Company recognized an impairment loss of $270,662 related to intangible assets, principally goodwill, in connection with a previous acquisition. The loss was incurred as management suspended its marketing and selling efforts related to the products offered by its subsidiary.

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

                                                         1999                 2000
                                                         ----                 ----
                Molds                                   $ 1,861,874          $ 1,861,874
                Machinery and equipment                     146,583              146,583
                Leasehold improvements                        3,866                3,866
                                                     --------------       --------------
                                                          2,012,323            2,012,323
                Less: Accumulated depreciation
                      and amortization                   (1,917,498)          (1,920,523)
                      Accumulated Impairment
                      loss                                  (91,800)             (91,800)
                                                     --------------       --------------
                                                        $     3,025          $         0
                                                     ==============       ==============


5.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                          1999                 2000
                                                          ----                 ----
                 Goodwill                               $    422,220         $    422,220
                 Product development costs                   109,942              109,942
                                                        ------------         ------------
                                                             532,162              532,162
                 Less: Amortization                         (243,722)            (261,500)
                       Impairment loss                       (17,778)            (270,662)
                                                        ------------         ------------
                                                        $    270,662         $          0
                                                        ============         ============


6.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                          1999                 2000
                                                          ----                 ----
               Accrued judgments                         $       --          $    399,622
               Accrued royalties                             273,225              273,225
               Accrued professional fees                          --              101,116
               Accrued commissions                           102,635              102,635
               Accrued compensation                          100,000              146,915
               Other accrued expenses                         70,295               33,237
               Accrued taxes                                      --                7,000
                                                         -----------         ------------
                                                         $   546,155         $  1,063,750
                                                         ===========         ============


7.       RELATED PARTY TRANSACTIONS WITH FUTECH INTERACTIVE PRODUCTS, INC.

         During 1998, Futech claims to have advanced an aggregate of approximately $620,000 to the Company to fund the Company's operations. These amounts were unsecured and non-interest bearing. During 1999, Futech claims to have advanced approximately an additional $1 million to fund the Company's operations. These amounts were also unsecured and non-interest bearing. At December 31, 2000, Futech claims the Company owes it approximately $1.6 million. The Company is currently reviewing the amount Futech claims the Company owes it, with a view to determining the amount that is properly chargeable to the Company.
         In connection with the planned acquisition of certain of Futech's assets (described below), such $1.6 million of indebtedness of the Company to Futech is to be discharged.

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

         In February 2000, the Company entered into two asset purchase agreements, as amended, with Futech, one to acquire all the assets of Futech (other than those related to the website www.oKid.com), and the other to purchase the URL domain name and related website, www.oKid.com, and the related assets.

         In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Following the filing of the bankruptcy petition, on July 12, 2000, the Company entered into a new Purchase and Sale Agreement with Futech (the "July Agreement"), which agreement superseded all then prior agreements between the Company and Futech. This transaction was subject to, among other conditions, approval of the Bankruptcy Court, which was initially denied on August 18, 2000. Accordingly, the Company withdrew from the transactions contemplated by the July Agreement, including the purchase of the assets of Futech.

         The Company entered into a new asset purchase agreement with Futech, effective as of October 23, 2000 (the "Futech Agreement"). In January 2001, the U.S. Bankruptcy Court approved the Company's proposed purchase of certain Futech assets. Under the Futech Agreement, as approved by the Bankruptcy Court, the Company agreed to acquire certain assets of Futech in exchange for the following consideration: (i) an aggregate of approximately 23 million shares of common stock; (ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash, of which approximately $61,000 has already been paid. Vincent Goett, our Chairman, has indicated he intends to personally guarantee $2,000,000 of the indebtedness being assumed. In addition, approximately $1.6 million of indebtedness Futech claims the Company owes it would be discharged in connection with the acquisition.
         The consummation of the transaction is subject to numerous conditions, which may or may not be met, including an amendment of the Company's charter to increase the number of its authorized shares of common stock to at least 125,000,000. There is no assurance that the Futech acquisition will be completed. The Futech Agreement filed with this report is the form of agreement submitted to the U.S. Bankruptcy Court. The terms and conditions of the Futech asset purchase approved by the Bankruptcy Court, as described above, are different than the terms and conditions set forth in the Futech Agreement. The Company expects that the Court approved terms and conditions will be memorialized in a writing prior to the closing.

8.       DUE TO RELATED PARTIES AND TREASURY STOCK

         Because the Company did not have sufficient authorized but unissued shares of common stock to execute its business and financial plans, in March 2000, Palmilla Ventures, an affiliate of Vincent Goett (the Company's Chairman), agreed to surrender to the Company an aggregate of 10 million shares of its common stock so that such shares could be restored to the status of authorized but unissued shares of common stock. Of the aggregate 10 million shares surrendered, 1,159,952 (6.0% of the outstanding common stock prior to surrender) were being held for the benefit of Dan Lesnick, the then Chief Operating Officer (now, President) and a Director, 2,182,417 (11.4% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. and Mrs. Howard Moore, and 1,657,631 (8.6% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Les Friedland, a former President.

         Under this Agreement, as soon as possible following an increase to 65,000,000 in the number of authorized but unissued shares, the Company will return the 10 million shares surrendered and will issue the surrendering shareholders, PRO RATA, based on the number of shares surrendered, an aggregate of 2 million additional shares of common stock as compensation for surrendering their shares.

         In addition, if the price of the Company's common stock is lower when the 10 million replacement shares are issued than it was on the date the shares were surrendered, the surrendering shareholders will be issued additional shares, PRO RATA, based on the number of shares surrendered, such that the total replacement shares issued is equal in value on the replacement date to the value of the shares surrendered on the date of surrender. For example, if the value of 10 million shares on the date of surrender was $15 Million and the market price of the Company's common stock on the replacement date was $1.00, the surrendering shareholders would be issued 15 million shares of common stock on the replacement date to replace the $15 Million in value surrendered at the surrender date. For purposes of this arrangement, the "price" of the common stock is based on a five day trailing average closing price, as quoted on the OTC Bulletin Board.

         On March 9, 2000, the date of surrender of the 10 million shares, the five day trailing average closing price of the common stock was $1.79, as quoted on the OTC Bulletin Board. Based on the quoted price of the common stock, the value of the 10 million shares surrendered was $17.9 million. On March 30, 2001, the five day trailing average closing price of the common stock was $.088, as quoted on the OTC Bulletin Board. If the Company were to replace, as of March 30, 2001, the 10 million shares surrendered, the

         Company would be obligated to issue approximately 203.4 million shares of its common stock in replacement of the 10 million shares originally surrendered.

         In November, 2000, Palmilla Ventures surrendered to the Company an additional 4,697,129 shares of its common stock. These shares are to be re-issued upon an increase to 125,000,000 in the number of authorized shares of common stock.

         Treasury Stock Shares are valued at the price paid, for such shares, by the shareholders' who have returned their stock. The number of shares reissuable and issuable at December 31, 2000 was 17,297,129.

9.       NOTE PAYABLE - BANK

         The Company's outstanding debt under a line of credit bears interest at the bank's prime rate (9.00% at December 31, 2000) plus 0.25%. The debt has been extended from time to time and is currently due July 1, 2001. The note is personally guaranteed by three significant shareholders, one of whom is the President of the Company. The note is collateralized by certificates of deposit in the name of the shareholders and a UCC Security Agreement executed by the Company covering all corporate assets. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. Interest on the note has been paid by one of the guarantors.

         The maximum amount of debt outstanding approximated $331,000 and $257,000 during 2000 and 1999 respectively. The weighted average interest rate was 9.08% and 8.375% for 2000 and 1999 respectively. The weighted average interest is calculated by dividing the interest cost by the weighted average debt outstanding during the year

10.      INCOME TAXES

         The income tax provision, all of which is current, consists of the following:

                                              1999                2000
                                              ----                ----
                      Federal            $                      $
                      State                   6,925                  4,000
                      Foreign
                                         ----------             ----------
                                         $    6,925             $    4,000
                                         ==========             ==========


         The Company's net deferred tax asset and deferred tax asset valuation allowance are comprised of the following carryforwards:

                                                                        1999                      2000
                                                                        ----                      ----
                      Net operating loss carryforward             $    4,000,000           $    5,300,000
                      Less:  Valuation allowance                  $   (4,000,000)          $   (5,300,000)
                                                                  ---------------          ---------------
                                                                  $       0                $       0
                                                                  ===============          ===============

         Because of the Company's recurring losses, the net deferred tax assets have a 100 percent valuation allowance at December 31, 1999 and 2000.

         The income tax provision differs from the amount computed by applying the U.S. federal income tax rate (34 percent). This is due to the effect of foreign losses not deductible on the U.S. income tax return and the tax effect of unrecognized net operating loss deductions.

         At December 31, 1999 and 2000, the Company had federal net operating loss (NOL) carryforwards of approximately $20,000,000 and $10,000,000, respectively. The Company also had state net operating loss (NOL) carryforwards. NOL carryforwards may be available to offset future taxable income. If not used, the federal and state NOL carryforwards will expire through 2020 and 2004, respectively. Federal tax rules impose limitations on the use of NOL carryforwards from a change in ownership.

         The loss before taxes related to the foreign subsidiaries for the years ended December 31, 1999 and 2000 were $285,000 and approximately $115,000, respectively.

         The company has not filed its 1999 tax returns. Since the Company has had continuous losses and available net operating losses, the Company believes that the tax liability, if any, would not be material.

11.      OPERATING EXPENSES

         A.  RENT EXPENSE

         Rent expense for 1999 approximated $108,000 and sublease rental income approximated $71,000. Rent expense for 2000 approximated $49,000 and sublease income approximated $7,000.

         B.  ROYALTIES

         At December 31, 1999, the Company has a commitment for a minimum guaranteed royalty under a licensing agreement for $15,000 due in 2000.

         Total royalty expense was approximately $230,000 and $89,000 for the years ended December 31, 1999 and 2000, respectively.

12.      COMMITMENTS AND CONTINGENCIES

         A.  LITIGATION

         On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served the Company with a Second Amended Complaint which names Futech, Vincent W. Goett ("Goett"), and the Company as defendants. The Company was not named in the original complaint or the first amended complaint. The case was pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). In March, 2001, Golden Books and the Company entered into a stipulation to suspend this litigation until the earliest to occur of: (1) the closing of the transactions contemplated by the Agreement with Futech for the Purchase and Sale of Assets, as amended (the "Agreement"); (2) rescission or invalidation of the Agreement; or
         (3) July 2, 2001.

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

         As described above, the Company has not yet consummated the planned acquisition of the specified Futech assets and, further, the U.S. Bankruptcy Court has approved the planned acquisition of such assets. Consequently, the Company believes that it has strong defenses against the foregoing claims and intends to vigorously defend against them. Although the Company believes that it has strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on the Company.

         On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served the Company with a Complaint which names Futech and the Company as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No. CA-00 20670). The Complaint alleges, among other things, (i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff,
         (iii) that the Company is the parent company of Futech, and that the Company caused Futech to transfer substantially all of its liquid assets to the Company, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against the Company and Futech in the amount of approximately $237,000. The Company is not the parent company of Futech and, as described above, has not yet consummated the acquisition of Futech's assets. The Company intends to attempt to have the Default Judgment vacated, as it believes that it has strong defenses against the foregoing claims. The Company gives no assurance that it will be able to have the Default Judgment vacated, and it has accrued the full amount of the default judgment as of December 31, 2000. Even if it were able to have the Default Judgment vacated, there is no assurance as to the outcome of the litigation, which could have a material adverse effect on the Company.

         On January 26, 2000, Caterpillar, Inc., as plaintiff ("Caterpillar"), served the Company with a Complaint which names it and Futech as defendants. The case was pending in the Circuit Court of the Tenth Judicial Circuit of Illinois, Peoria County (case No. 00 L26). The Complaint alleged that the Company is indebted to Caterpillar in the amount of $45,000 in unpaid minimum royalty payments under a Trademark Merchandise License Agreement dated April 15, 1997. On May 23, 2000, the Court awarded a Default Judgment against the Company and Futech in the amount of $60,621.80. The Company has accrued the full amount of the default judgment as of December 31, 2000.

         On May 16, 2000, A.H. Warner Properties. L.L.C., as plaintiff ("Warner"), served the Company with a Complaint which names the Company, Futech, and others as defendants. The case was pending in the Superior Court of the State of California for the County of Los Angeles (case No. 00B03229). The Complaint alleges that the Company is indebted to Warner for unpaid rent pursuant to a lease for a property located in Woodland Hills, California, and seeks judgment for the debt and interest, legal fees and expenses. The lease on the subject property expired on June 30, 2000. On July 17, 2000, the Court awarded a Default Judgment against the Company in the amount of approximately $22,000. The Company has accrued the full amount of the default judgment as of December 31, 2000.

         On June 30, 2000, CarrAmerica Realty Corporation, L.P., as Plaintiff, served the Company with a Complaint which names it and others as defendants. On July 7, 2000 the Company was served with a first amended Complaint which changed the Plaintiff to CarrAmerica Realty, L.P. ("Carr"). The case is pending in the Superior Court of the State of Arizona in and for the County of Maricopa (case No. CV2000-012389). The Complaint alleges that, on or about June 1, 2000, the Company issued a check for $61,812.78 which was returned to Carr for insufficiency of funds. The Complaint further alleges that the Company intended to defraud Carr. The Company issued the check to Carr in payment of a portion of the rent owed by Futech Interactive Products, Inc. ("Futech") to Carr on a property located in Phoenix, Arizona. Carr sought judgment against the Company for twice the amount of the check (that is, $123,635.56), in addition to interest, court costs and reasonable attorneys' fees. On September 14, 2000 the Company answered the amended Complaint and asserted several affirmative defenses.

         On October 24, 2000 Carr served the Company and Futech, among others, with a Complaint for forcible entry and detainer. The case was filed in the Superior Court of the State of Arizona, in and for the County of Maricopa (case no. CU2000-019259). The Complaint alleges that Carr's lease with Futech was deemed rejected by operation of law in connection with Futech's bankruptcy proceeding and sought to have all the defendants vacate the leased premises. The Company stipulated to a judgment ordering the defendants (including the

         Company) to vacate the premises leased by Futech at 2999 North 44th Street, Phoenix, Arizona, and the Company has since vacated such premises.

         On March 8, 2001, Carr filed a motion for summary judgment against the Company, seeking judgment in the approximate amount of $75,000. The Company has not filed a responsive pleading and the due date for such pleading has passed. The Court has entered a judgment against the Company in the approximate amount of $68,000 plus interest at the rate of 10% per annum from June 1, 2000 until paid in full. The Company has accrued $80,000 as a result of this judgment.

13.      STOCK OPTIONS AND STOCK BASED COMPENSATION

         A summary of the Company's stock option activity and related information is as follows:

                                                                              WEIGHTED-AVERAGE
                                                              OPTIONS           EXERCISE PRICE
                                                        ---------------       ----------------
                  Balance, December 31, 1998                    45,000         $      1.67
                                                                              ----------------
                         Granted
                         Exercised
                         Forfeited                             (25,000)              (1.25)
                                                        ---------------       ----------------
                  Balance, December 31, 1999                    20,000                2.13
                                                                              ----------------
                         Granted                             5,940,000         $     (1.45)
                         Exercised                          (5,730,000)       ----------------
                         Forfeited                             (20,000)               2.13
                                                        ---------------       ----------------
                         Balance, December 31, 2000            210,000         $         0
                                                        ===============       ================

         The exercise price for options outstanding as of December 31, 2000 is $.001 per share.

         The fair value of options and warrants is estimated on the date of grants utilizing the Black-Scholes option pricing model with the following weighted average assumptions for the years ended December 31, 1999 and 2000: expected life of 4.4 years, expected volatility of 22.5 percent, risk-free interest rate of 6 percent, and a 0 percent dividend yield.

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

         In March 2000, the Company adopted the 2000 Combination Stock Option Plan and amended and restated such plan in October, 2000 ("the Plan"). This Plan is to be made available to employees of the Company and its subsidiaries and to individuals whose services contribute to the growth and development of the Company. Options to purchase up to 7,000,000 shares may be issued under the Plan, and options may be awarded for up to ten (10) years.

14.      COMMON STOCK

         Warrants

         The Company has 100,000 warrants outstanding at $.64. The warrants are all exercisable and expire on March 26, 2001. The warrants have not been exercised.

         1,725,000 Public Warrants which were issued in connection with the 1991 Public Offering expired in 1999.

         In 1999, 30,000 shares of common stock were issued for services at $180 ($.06 per share).

15.      SEGMENT INFORMATION

         The Company operates exclusively in the children's products industry. For geographical reporting, revenues are attributed to the geographic location from which goods are shipped. Intercompany sales are recorded at cost.

         In 1999 sales to two customers approximated 68%. Sales to these customers were made by the Hong Kong segment. Revenues for 2000 were not material.

         A summary of the Company's operations by geographical area for the years ended December 31, 1999 and 2000 were as follows:

                                UNITED STATES      HONG KONG         CONSOLIDATED
                                -------------      ---------         ------------
         1999
         Net sales:             $     3,671      $   280,324       $   283,995

         Operating loss          (1,097,331)        (343,683)       (1,441,014)
                                ------------     ------------      ------------
         Interest expense            24,580              650            25,230
                                ------------     ------------      ------------
         Depreciation and
             amortization           120,422          332,900           453,322
                                ------------     ------------      ------------

         Total assets           $   354,164      $    63,727       $   417,891
                                ------------     ------------      ------------

         Segment reporting is not significant for 2000.

16.      RELATED PARTY TRANSACTIONS

         The Company has engaged the services of a manufacturer's representative firm, Les Friedland Associates ("LFA"), to represent the Company to customers located in the states of New York, New Jersey, Connecticut and Pennsylvania. LFA represents the Company to one of its largest customers, Toys R Us. The principal owner and operator of LFA, Mr. Leslie Friedland, is a former President of Janex and is the beneficial owner of approximately 11.91% of the Company's issued and outstanding common stock as of April 5, 2001. Under the terms of the representative agreement ("LFA Agreement"), LFA was to be paid a commission of 4.25% on all sales that it generates within its territory. Effective April 1, 1995, LFA and the Company agreed to reduce the commission rate under the LFA Agreement to 4%. Effective September, 2000, the commission rate was increased to 5%. The terms and conditions of the representative agreement are standard in the industry, and the agreement is cancelable at any time with 30 days notice. Pursuant to the LFA Agreement, LFA was paid, or will be paid, $0 for the year ended December 31, 2000, $47,500 for the year ended December 31, 1999, and $65,154 for the year ended December 31, 1998.

         In 1998, the Company obtained a line of credit for up to $400,000. At December 31, 2000 the Company owed approximately $337,000 under this line of credit. The Company's obligations under this facility are secured by all the Company's assets and guaranteed by Dan Lesnick, President; Les Friedland, a former President who currently owns 10.91% of the outstanding common stock; and Howard Moore, who currently owns 12.78% of the outstanding common stock. The line of credit, which has been extended from time to time, is currently due July 1, 2001.

         In June 1999, the Company entered into a merger agreement ("Merger Agreement") with, among other parties, Futech Interactive Products, Inc. ("Futech"), then the majority stockholder of the Company. Vincent Goett, the Company's Chairman, is President, Chief Executive Officer and a major stockholder and creditor of Futech. The Company, Futech, Trudy Corporation, DaMert Company and Fundex Games, Ltd. were going to combine into a diversified children's product company that would design, develop and distribute proprietary children's products, such as books, games, toys and stationery. Effective as of December 1, 1999, the parties terminated the Merger Agreement and all rights and obligations of the parties thereunder.

         During 1998, Futech claims to have advanced an aggregate of approximately $620,000 to the Company to fund the Company's operations. These amounts were unsecured and non-interest bearing. During 1999, Futech claims to have advanced approximately an additional $1 million to fund the Company's operations. These amounts were also unsecured and non-interest bearing. At December 31, 2000, Futech claims the Company owes it approximately $1.6 million. The Company is currently reviewing the amount Futech claims the Company owes it, with a view to determining the amount that is properly chargeable to the Company. In connection with the planned acquisition of certain of Futech's assets (described below), such $1.6 million of indebtedness of the Company to Futech is to be discharged.

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

         In February 2000, the Company entered into two asset purchase agreements, as amended, with Futech, one to acquire all the assets of Futech (other than those related to the website www.oKid.com), and the other to purchase the URL domain name and related website, www.oKid.com, and the related assets.

         In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Following the filing of the bankruptcy petition, on July 12, 2000, the Company entered into a new Purchase and Sale Agreement with Futech (the "July

         Agreement"), which agreement superseded all then prior agreements between us and Futech. This transaction was subject to, among other conditions, approval of the Bankruptcy Court, which was initially denied on August 18, 2000. Accordingly, the Company withdrew from the transactions contemplated by the July Agreement, including the purchase of the assets of Futech.

         The Company entered into a new asset purchase agreement with Futech, effective as of October 23, 2000 (the "Futech Agreement"). In January 2001, the U.S. Bankruptcy Court approved the proposed purchase of certain Futech assets. Under the Futech Agreement, as approved by the Bankruptcy Court, the Company has agreed to acquire certain assets of Futech in exchange for the following consideration: (i) an aggregate of approximately 23 million shares of the Company's common stock;
         (ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash, of which approximately $61,000 has already been paid. Vincent Goett, our Chairman, has indicated he intends to personally guarantee $2,000,000 of the indebtedness being assumed. In addition, approximately $1.6 million of indebtedness Futech claims the Company owes it would be discharged in connection with the acquisition. The consummation of the transaction is subject to numerous conditions, which may or may not be met, including an amendment of the Company's charter to increase the number of its authorized shares of common stock to at least 125,000,000. There is no assurance that the Futech acquisition will be completed. The Futech Agreement filed with this report is the form of agreement submitted to the U.S. Bankruptcy Court. The terms and conditions of the Futech asset purchase approved by the Bankruptcy Court, as described above, are different than the terms and conditions set forth in the Futech Agreement. The Company expects that the Court approved terms and conditions will be memorialized in a writing prior to the closing.

         On June 28, 2000, the Company issued 2,250,000 shares of unregistered common stock to Vincent Goett, Chairman and former President, in satisfaction of accrued salary in the amount of $225,000, owed to Mr. Goett for fiscal 1999 and the ten months ended October 31, 2000. On June 28, 2000, the closing price of the common stock, as quoted on the OTC Bulletin Board, was $.156 per share.

         On September 18, 2000, the Company agreed to issue 1,341,638 shares of the Company's unregistered common stock in satisfaction of expenses incurred on behalf of the Company by Vincent Goett, Chairman and former President, in the amount of $67,082. On September 18, 2000, the closing price of the common stock, as quoted on the OTC Bulletin Board, was $.115 per share.

         In January 2001, the Company's Board of Directors authorized the Company to borrow up to $1,300,000 from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may consist of Mr. Goett's personal guarantee of Company obligations), of which approximately $312,000 has already been advanced to, or for the benefit of, the Company. Of the aggregate $312,000 advanced, approximately $31,000 has been advanced to, or for the benefit of, the Company, approximately $61,000 has been advanced on behalf of Janex to Futech as a down-payment on the $150,000 due at closing of the asset purchase, and the remaining $220,000 was used as a portion of the consideration given in connection with the acquisition of the DaMert Company. The advances made by Palmilla Ventures are payable on demand and bear interest at the rate of 10% per annum. Such advances are secured by all the assets of the Company and DaMert Toys and Games, Inc., the Company's wholly owned subsidiary. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. As additional consideration for making the $1,300,000 loan to the Company, the Company have agreed to issue Palmilla Ventures that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. Based on the amount advanced to date (approximately $312,000 of the total $1.3 million), the Company is obligated to issue Palmilla Ventures that number of shares of common stock equal to approximately 4.6% of the issued and outstanding common stock on a fully-diluted basis, after giving effect to certain specified transactions. In addition, in connection with the acquisition of DaMert, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company agreed to issue Mr. Goett (or his designee) that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of common stock.

         Because the Company did not have sufficient authorized but unissued shares of common stock to execute its business and financial plans, in March 2000, Palmilla Ventures agreed to surrender to the Company an aggregate of 10 million shares of common stock so that such shares could be restored to the status of authorized but unissued shares of common stock. Of the aggregate 10 million shares surrendered, 1,159,952 (6.0% of the outstanding common stock prior to surrender) were being held for the benefit of Dan Lesnick, then Chief Operating Officer (now, President) and a Director; 2,182,417 (11.4% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. and Mrs. Howard Moore; and 1,657,631 (8.6% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Les Friedland, a former President.

         Under this Agreement, as soon as possible following an increase to 65,000,000 in the number of authorized but unissued shares, the Company will return the 10 million shares surrendered and will issue the surrendering shareholders, PRO RATA, based on the number of shares surrendered, an aggregate of 2 million additional shares of common stock as compensation for surrendering their shares to the Company.

         In addition, if the price of the Company's common stock is lower when the 10 million replacement shares are issued than it was on the date the shares were surrendered, the surrendering shareholders will be issued additional shares, PRO RATA, based on the number of shares surrendered, such that the total replacement shares issued is equal in value on the replacement date to the value of the shares surrendered on the date of surrender. For example, if the value of 10 million shares on the date of surrender was $15 Million and the market price of the Company's common stock on the replacement date was $1.00, the surrendering shareholders would be issued 15 million shares of common stock on the replacement date to replace the $15 Million in value surrendered at the surrender date. For purposes of this arrangement, the "price" of the common stock is based on a five day trailing average closing price, as quoted on the OTC Bulletin Board.

         On March 9, 2000, the date of surrender of the 10 million shares, the five day trailing average closing price of the common stock was $1.79, as quoted on the OTC Bulletin Board. Based on the quoted price of the common stock, the value of the 10 million shares surrendered was $17.9 million. On March 30, 2001, the five day trailing average closing price of the common stock was $.088, as quoted on the OTC Bulletin Board. If the Company were to replace, as of March 30, 2001, the 10 million shares surrendered, the Company would be obligated to issue approximately 203.4 million shares of common stock in replacement of the 10 million shares originally surrendered.

         In November, 2000, Palmilla Ventures surrendered an additional 4,697,129 shares of common stock to the Company. These shares are to be re-issued upon an increase to 125,000,000 in the number of authorized shares of common stock.

17.      SUBSEQUENT EVENTS

         A.  ACQUISITIONS

         By 1999, it was apparent to Company management that the level of sales was not sufficient to sustain the Company as a going concern without significant growth in revenue and profitability, and that there would need to be a substantial increase in the Company's business volume and product availability to support future growth. Accordingly, during 1999, Company management began a process of seeking significant acquisitions of, and new relationships with, several companies with complementary products or functional services. The Company entered into a global merger agreement that involved the Company combining with several other companies. The proposed merger transaction was not consummated and the parties withdrew from the overall transaction. The Company believes that the focus of the Company's management on the acquisitions had an adverse impact upon the Company's financial condition and results of operations.

         As a result, the Company experienced a severe shortage of capital during 2000, which had the effect of substantially curtailing the Company's operating activities, to the point that the Company had essentially become inactive from an operating point of view. In order to restart the Company's business operations, the Company has sought to acquire businesses that focus on children's toys and educational products.

         In February 2001, the Company completed the acquisition of the DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. The DaMert Company was merged with, and into, DaMert Toys and Games, Inc., an Arizona corporation and wholly-owned subsidiary of the Company. The Company's business currently consists solely of the business of the DaMert Company, which is now conducted through DaMert Toys and Games, Inc. As a result of consummating the DaMert acquisition, the Company expects to generate substantially more revenue in fiscal 2001, compared to fiscal 2000. The Company also expects to incur substantially greater expenses in 2001, compared to the prior year. The Company expects to incur negative cash flow for the foreseeable future.

         In connection with the Acquisition of DaMert, the Company paid the following consideration: (i) 2,000,000 shares of common stock; (ii) a promissory note in the approximate amount of $129,000 to an officer of DaMert (in replacement of a note in the same amount owed by DaMert to such officer); (iii) the issuance of an aggregate of 3,000,000 shares of common stock to Amresco Financial I, L.P. ("Amresco") (a creditor of DaMert), of which 1,500,000 shares were issued at the closing of the acquisition and the remaining 1,500,000 shares are issuable by June 15, 2001; (iv) $220,000 in cash was paid (at or before the closing) to Amresco in satisfaction of certain indebtedness of DaMert; and (v) a promissory note, personally guaranteed by Vincent Goett, the Company's Chairman, in the principal amount of $1,300,000 was issued to Amresco (the note is payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001; and the remaining $720,000 is payable beginning August 15, 2001 in five equal quarterly installments of $116,667 and one final quarterly installment of $136,666). The note is secured by certain assets of the Company and DaMert. In addition, the Company issued options to purchase an aggregate of 1,000,000 shares of the Company's common stock, at a price of $.001 per share, to Fred and Gail DaMert (who are employees of DaMert).

         In the event that the quoted price of the Company's common stock does not average at least $1.00 per share over a twenty-day trading period during the 24 months following the closing, the Company will be obligated to pay Fred and Gail DaMert in the aggregate (in cash or stock at their option) an amount equal to the excess of $1 million over the product of 1 million and the highest 20 day average quoted price of the common stock during the 24 months following the closing.

         B.  RELATED PARTY BORROWINGS

         In January 2001, the Company's Board of Directors authorized the Company to borrow up to $1,300,000 from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may consist of Mr. Goett's personal guarantee of Company obligations), of which approximately $312,000 has already been advanced to or for the benefit of the Company. Of the aggregate $312,000 advanced, approximately $31,000 has been advanced to or for the benefit of Janex, approximately $61,000 has been advanced on behalf of Janex to Futech as a down-payment on the $150,000 due at closing of the asset purchase, and the remaining $220,000 was used as a portion of the consideration given in connection with the acquisition of the DaMert Company. The advances made by Palmilla Ventures are payable on demand and bear interest at the rate of 10% per annum. Such advances are secured by all the assets of the Company and DaMert Toys and Games, Inc., the Company's wholly owned subsidiary. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. As additional consideration for making the $1,300,000 loan to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. Based on the amount advanced to date (approximately $312,000 of the total $1.3 million), the Company is obligated to issue Palmilla Ventures that number of shares of common stock equal to approximately 4.6% of the issued and outstanding common stock on a fully-diluted basis, after giving effect to certain specified transactions. In addition, in connection with the acquisition of DaMert, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company has agreed to issue Mr. Goett (or his designee) that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of our common stock.

         C.  STOCK OPTIONS

         In February 2001, the Company granted Vincent Goett, its chairman, immediately exercisable options to purchase 1,000,000 shares of common stock at a price of $.001 per share. The options have since been exercised.

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



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth information regarding the Company's executive officers and directors as of December 31, 2000. Each of the Directors will hold his office until the next annual meeting and until his successor is duly elected and qualified. Each officer will hold his office until his successor is duly elected and qualified or until his earlier resignation or removal.


Name                         Age      Title
------------------------     ---      -----
Vincent W. Goett              37      Chairman of the Board
Daniel Lesnick                48      President, Chief Executive Officer, and
                                      Director

         VINCENT W. GOETT. Mr. Goett has served as Chairman of the Board and Director of the Company since December 11, 1998, Chief Executive Officer from December 1998 until October 2000, and as President from December 1998 until August 2000. From September 1985 to August 1991, Mr. Goett was President of Westplex, Inc., a company that effected major investments in commercial real estate. From August 1991 to January 1994, Mr. Goett owned and operated Paradise International, an investment business engaged in acquisition and joint venture activities. Mr. Goett joined Futech Interactive Products, Inc. ("Futech") as its Chief Operating Officer on January 5, 1994, and has served as Chairman and Chief Executive Officer and Director of Futech since March 1995. Mr. Goett attended Arizona State University, where he studied Business Management.

         DANIEL LESNICK. Mr. Lesnick has been a Director of the Company since August 29, 1997, Chief Operating Officer since January 1, 2000, President since August, 2000 and Chief Executive Officer since October, 2000. Mr. Lesnick was Executive Vice President and Chief Operating officer of the Company from August 4, 1997 to December 11, 1998. Prior to that time, Mr. Lesnick had been Executive Vice President of Janex Corporation, a wholly owned subsidiary of the Company, from October 6, 1993 to January 31, 1997, at which time he left Janex. From August 1988 to October 5, 1993, Mr. Lesnick was Vice President and co-owner of MJL Marketing, Inc. (now Janex). He was Director of Sales and Marketing for Sunk Yong Company, a Korean corporation operating in a number of different industries, from February 1986 to July 1988. Previously, Mr. Lesnick held positions as Merchandising Manager with Spencer Gifts and as a Senior Buyer with Lionel Leisure, both specialty retailers. Mr. Lesnick holds an associate degree in marketing.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

         Based solely on the Company's review of forms furnished to the Company, the Company believes that all filing requirements with respect to the year ended December 31, 2000 applicable to the Company's executive officers, directors, and more than 10% shareholders were complied with, except that each of Vincent Goett, the Company's Chairman, and Dan Lesnick, the Company's President and Chief
Executive Officer, failed to file a Form 5 Annual Statement of Beneficial Ownership of Securities.

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

COMPENSATION OF OFFICERS AND KEY EMPLOYEES

         The following table sets forth the compensation paid or to be paid by the Company with respect to the three fiscal years ended December 31, 2000, to the Chief Executive Officer and the other executive officers or key employees whose total annual salary and bonus exceeded $100,000:

---------------------------------- --------- ---------------------------------------------------- ------------------------
                                                              ANNUAL COMPENSATION(1)              LONG TERM
                                                                                                  COMPENSATION
---------------------------------- --------- ---------------------------------------------------- ------------------------
                                                                          OTHER             AWARDS             ALL
NAME & PRINCIPAL                                                         ANNUAL           SECURITIES          OTHER
POSITION                           YEAR      SALARY       BONUS       COMPENSATION        UNDERLYING       COMPENSATION
                                                                                           OPTIONS
                                                                                           (SHARES)
---------------------------------- --------- ------------ --------- ------------------ ----------------- -----------------
Vincent W. Goett                   2000      $150,000     --           $213,206(2)        3,700,000             --
Chairman                           1999      $100,000     --               --                 --                --
                                   1998      --           --               --                 --                --

Daniel Lesnick                     2000      $125,000     --               --             200,000(3)            --
President, Chief Executive         1999      $104,000     --               --                 --                --
Officer, Director                  1998      $104,000     --               --                 --                --

---------------------------------- --------- ------------ --------- ------------------ ----------------- -----------------

(1) Compensation under Company employee benefit plans, to which all employees of the Company are eligible, is not included in the table.

(2) During the Year ended December 31, 2000, Vincent Goett converted salary and expenses due to him in the aggregate amount of $292,082, into an aggregate 3,591,638 shares of common stock. The value of the common stock, as quoted on the OTC Bulletin Board, issued exceeded the dollar amount of salary and expenses converted by $213,206.

(3) In May 2000, Mr. Lesnick was granted options to purchase 300,000 shares. Such option was subsequently amended and reduced to 200,000 shares.

STOCK OPTION PLAN

         In March 2000, the Company adopted the 2000 Combination Stock Option Plan, as amended and restated in October, 2000 ("the Plan"). The Plan is to be made available to employees of the Company and its subsidiaries (if any), and to individuals whose services contribute to the growth and development of the Company. Options to purchase up to 7,000,000 shares may be issued under the Plan, and options may be awarded for up to ten (10) years.

         The following table provides information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended December 31, 2000, to persons named in the Summary Compensation Table:

--------------------------------------------------------------------------------------------------------------------------
                                            Option Grants in Last Fiscal Year
                                             Individual Grants in Fiscal 2000
--------------------------------------------------------------------------------------------------------------------------
                                                                                                            Market Price
                      Number of Securities      % of Total Options        Exercise of                         on Grant
                       Underlying Options           Granted to               Base                               Date
        Name                 Granted         Employees in Fiscal Year    Price ($/sh)     Expiration Date
--------------------- ---------------------- -------------------------- ---------------- ------------------ --------------
                             400,000                   9.30%                 $.001            5/12/10           $.687
Vincent W. Goett            3,300,000                 76.74%                 $.001           10/13/10           $.094
--------------------- ---------------------- -------------------------- ---------------- ------------------ --------------
Daniel Lesnick             200,000(1)                  4.65%                 $.001            5/12/10           $.687
--------------------- ---------------------- -------------------------- ---------------- ------------------ --------------

(1) In May 2000, Mr. Lesnick was granted options to purchase 300,000 shares. Such option was subsequently amended and reduced to 200,000 shares.

         The following table provides information concerning each exercise of stock options during the fiscal year ended December 31, 2000, and the value of unexercised options at December 31, 2000, to persons named in the Summary Compensation Table:



                 Aggregated Option Exercises in Last Fiscal Year
                        and Fiscal Year End Option Values

---------------------- ------------------ ------------------- ---------------------------- -------------------------------
                                                                 Number of Securities           Value of Unexercised
                                                                Underlying Unexercised        In-the-Money Options at
                        Shares Acquired                            Options at FY-End                 FY-End ($)
        Name            on Exercise (#)   Value Realized ($)  (Exercisable/Unexercisable)   (Exercisable/Unexercisable)
---------------------- ------------------ ------------------- ---------------------------- -------------------------------
Vincent W. Goett           3,700,000           $581,300                   0/0                           -/-
---------------------- ------------------ ------------------- ---------------------------- -------------------------------
Daniel Lesnick            200,000(1)           $137,200                   0/0                           -/-
---------------------- ------------------ ------------------- ---------------------------- -------------------------------

EMPLOYMENT ARRANGEMENTS

         As of December 31, 2000, the Company had not entered into employment agreements with any of the named executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as of April 5, 2000, with respect to the beneficial ownership of the Company's Common Stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding Common Stock, by each of the Company's directors, and by the officers and directors of the Company as a group:

Name and address of                              Shares Owned          Percent
Beneficial Owners                                Beneficially          of Class
--------------------                             ------------          ---------
Security ownership of beneficial owners:

Vincent W. Goett                                 19,030,129(1)         66.91%(1)
6400 North 48th St.
Paradise Valley, AZ  85253

Daniel Lesnick                                   1,591,943(2)          8.26%(2)
564 Grant St.
Newtown, PA 18940

Les Friedland                                    2,389,157(2) (3)      11.91%(2)
615 Hope Road
Building One
Eatontown, NJ 07724

Howard W. & Helene Z. Moore                      2,618,900(2)          12.78%(2)
2540 Hayesville Ave.
Henderson, NV 89052

Security ownership of management:

Vincent W. Goett                                 19,030,129(1)(2)      67.25%(2)



Daniel Lesnick                                   1,591,943(2)          8.26%(2)

All Executive Officers and Directors
as a group (2 persons):                          20,622,072(2)         68.37%(2)


(1) 533,000 shares held of record by Palmilla Ventures Limited Partnership, over which Mr. Goett shares voting and investment control. 2,800,000 shares pledged by Vincent Goett and held of record by the Pledgee. Includes the minimum 6,000,000 and 4,697,129 shares issuable to Mr. Goett following an increase to 65,000,000 and 125,000,000, respectively, in the number of authorized but unissued shares of common stock. Also includes 5,000,000 shares of common stock issuable upon conversion of 5,000,000 shares of the Company's convertible preferred stock. Mr. Goett has waived his right to convert these shares of preferred stock until the number of the Company's authorized but unissued shares is increased. As described in Item 12, "Certain Relationships and Related Transactions", Mr. Goett is currently entitled to that additional number of shares of common stock equal to approximately 23.6% of the outstanding common stock of the Company, determined on a fully-diluted basis for certain specified transactions. Accordingly, Mr. Goett's percentage ownership has been increased to reflect these additional number of shares.

(2) Includes the minimum of 1,391,943, 1,989,157 and 2,618,900 shares of common stock issuable to Messrs. Lesnick, Friedland and Mr. and Mrs. Moore, respectively, following an increase to 65,000,000 in the number of authorized but unissued shares of common stock of the Company. In certain circumstances, additional shares of common stock may be issuable to the foregoing persons. See Item 12: "Certain Relationships and Related Transactions".

(3) Includes 200,000 shares of common stock committed for issuance to Mr. Friedland.

         For purposes of computing "Percent of Class" owned by each of the foregoing persons, the number of issued and outstanding shares of common stock has been increased with respect to each such person to reflect the aggregate minimum of shares of common stock issuable to such person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has engaged the services of a manufacturer's representative firm, Les Friedland Associates ("LFA"), to represent the Company to customers located in the states of New York, New Jersey, Connecticut and Pennsylvania. LFA represents the Company to one of its largest customers, Toys R Us. The principal owner and operator of LFA, Mr. Leslie Friedland, is a former President of Janex and is the beneficial owner of approximately 11.91% of the Company's issued and outstanding common stock as of April 5, 2001. Under the terms of the representative agreement ("LFA Agreement"), LFA was to be paid a commission of 4.25% on all sales that it generates within its territory. Effective April 1, 1995, LFA and the Company agreed to reduce the commission rate under the LFA Agreement to 4%. Effective September, 2000, the commission rate was increased to 5%. The terms and conditions of the representative agreement are standard in the industry, and the agreement is cancelable at any time with 30 days notice. Pursuant to the LFA Agreement, LFA was paid, or will be paid, $0 for the year ended December 31, 2000, $47,500 for the year ended December 31, 1999, and $65,154 for the year ended December 31, 1998.

         In 1998, the Company obtained a line of credit for up to $400,000. At December 31, 2001 the Company owed approximately $337,000 under this line of credit. The Company's obligations under this facility are secured by all the Company's assets and guaranteed by Dan Lesnick, our President, Les Friedland, a former President who currently owns 10.91% of our outstanding common stock, and Howard Moore, who currently owns 12.78% of our outstanding common stock. The line of credit, which has been extended from time to time, is currently due July 1, 2001.

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

         During 1998, Futech claims to have advanced an aggregate of approximately $620,000 to the Company to fund the Company's operations. These amounts were unsecured and non-interest bearing. During 1999, Futech claims to have advanced approximately an additional $1 million to fund the Company's operations. These amounts were also unsecured and non-interest bearing. At December 31, 2000, Futech claims the Company owes it approximately $1.6 million. We are currently reviewing the amount Futech claims we owe it, with a view to determining the amount that is properly chargeable to us. In connection with the planned acquisition of certain of Futech's assets (described below), such $1.6 million of indebtedness of the Company to Futech is to be discharged.

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

         In June 2000, Futech filed for bankruptcy protection under Chapter 11 of the United States Bankruptcy Code. Following the filing of the bankruptcy petition, on July 12, 2000, we entered into a new Purchase and Sale Agreement with Futech (the "July Agreement"), which agreement superseded all then prior agreements between us and Futech. This transaction was subject to, among other conditions, approval of the Bankruptcy Court, which was initially denied on August 18, 2000. Accordingly, we withdrew from the transactions contemplated by the July Agreement, including the purchase of the assets of Futech.

         We entered into a new asset purchase agreement with Futech, effective as of October 23, 2000 (the "Futech Agreement"). In January 2001, the U.S. Bankruptcy Court approved our purchase of certain Futech assets. Under the Futech Agreement, as approved by the Bankruptcy Court, we have agreed to acquire certain assets of Futech in exchange for the following consideration: (i) an aggregate of approximately 23 million shares of our common stock; (ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash, of which approximately $61,000 has already been paid. Vincent Goett, our Chairman, has indicated he intends to personally guarantee $2,000,000 of the indebtedness being assumed. In addition, approximately $1.6 million of indebtedness Futech claims we owe it would be discharged in connection with the acquisition. The consummation of the transaction is subject to numerous conditions, which may or may not be met, including an amendment of our charter to increase the number of our authorized shares of common stock to at least 125,000,000. There is no assurance that the Futech acquisition will be completed. The Futech Agreement filed with this report is the form of agreement submitted to the U.S. Bankruptcy Court. The terms and conditions of the Futech asset purchase approved by the Bankruptcy Court, as described above, are different than the terms and conditions set forth in the Futech Agreement. We expect that the Court approved terms and conditions will be memorialized in a writing prior to the closing.

         On June 28, 2000, we issued 2,250,000 shares of unregistered common stock to Vincent Goett, our Chairman and former President, in satisfaction of accrued salary in the amount of $225,000, owed to Mr. Goett for fiscal 1999 and the ten months ended October 31, 2000. On June 28, 2000, the closing price of our common stock, as quoted on the OTC Bulletin Board, was $.156 per share.

         On September 18, 2000, we agreed to issue 1,341,638 shares of our unregistered common stock in satisfaction of expenses incurred on our behalf by Vincent Goett, our Chairman and former President, in the amount of $67,082. On September 18, 2000, the closing price of the common stock, as quoted on the OTC Bulletin Board, was $.115 per share.

         In January 2001, our Board of Directors authorized us to borrow up to $1,300,000 from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may include Mr. Goett's personal guarantee of Company obligations), of which approximately $312,000 has already been advanced to or for the benefit of the Company. Of the aggregate $312,000 advanced, approximately $31,000 has been advanced to or for the benefit of Janex, approximately $61,000 has been advanced on behalf of Janex to Futech as a down-payment on the $150,000 due at closing of the asset purchase, and the remaining $220,000 were used as a portion of the consideration given in connection with the acquisition of the DaMert Company. The advances made by Palmilla Ventures are payable on demand and bear interest at the rate of 10% per annum. Such advances are secured by all the assets of the Company and DaMert Toys and Games, Inc., the Company's wholly owned subsidiary. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. As additional consideration for making the $1,300,000 loan to the Company, we have agreed to issue Palmilla Ventures that number of shares of common stock equal to approximately 19% of our issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. Based on the amount advanced to date (approximately $312,000 of the total $1.3 million), we are obligated to issue Palmilla Ventures that number of shares of common stock equal to approximately 4.6% of our issued and outstanding common stock on a fully-diluted basis, after giving effect to certain specified transactions. In addition, in connection with our acquisition of DaMert, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, we have agreed to issue Mr. Goett (or his designee) that number of shares of common stock equal to approximately 19% of our issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of our common stock.

         Because we did not have sufficient authorized but unissued shares of common stock to execute our business and financial plans, in March 2000, Palmilla Ventures agreed to surrender to us an aggregate of 10 million shares of our common stock so that such shares could be restored to the status of authorized but unissued shares of common stock. Of the aggregate 10 million shares surrendered, 1,159,952 (6.0% of the outstanding common stock prior to surrender) were being held for the benefit of Dan Lesnick, our then Chief Operating Officer (now, our President) and a Director, 2,182,417 (11.4% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. and Mrs. Howard Moore, and 1,657,631 (8.6% of the outstanding common stock prior to surrender) were being held for the benefit of Mr. Les Friedland, a former President.

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

         In addition, if the price of our common stock is lower when the 10 million replacement shares are issued than it was on the date the shares were surrendered, the surrendering shareholders will be issued additional shares, PRO RATA, based on the number of shares surrendered, such that the total replacement shares issued is equal in value on the replacement date to the value of the shares surrendered on the date of surrender. For example, if the value of 10 million shares on the date of surrender was $15 Million and the market price of the Company's common stock on the replacement date was $1.00, the surrendering shareholders would be issued 15 million shares of common stock on the replacement date to replace the $15 Million in value surrendered at the surrender date. For purposes of this arrangement, the "price" of our common stock is based on a five day trailing average closing price, as quoted on the OTC Bulletin Board.

         On March 9, 2000, the date of surrender of the 10 million shares, the five day trailing average closing price of our common stock was $1.79, as quoted on the OTC Bulletin Board. Based on the quoted price of the common stock, the value of the 10 million shares surrendered was $17.9 million. On March 30, 2001, the five day trailing average closing price of our common stock was $.088, as quoted on the OTC Bulletin Board. If we were to replace, as of March 30, 2001, the 10 million shares surrendered, we would be obligated to issue approximately
203.4 million shares of our common stock in replacement of the 10 million shares originally surrendered.

         In November, 2000, Palmilla Ventures surrendered to us an additional 4,697,129 shares of our common stock. These shares are to be re-issued upon an increase to 125,000,000 in the number of our authorized shares.

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



EXHIBIT
NUMBER       DESCRIPTION

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

2.7          Agreement for Purchase and Sale of Assets between Futech
             Interactive Products, Inc. and the Company, dated as of October 23,
             2000. (13)

2.8          Merger Agreement between, among others, the Company and DaMert
             Company dated March 2000, as amended by the First Amendment thereto dated May 10, 2000. (11)

2.9          Merger Agreement between, among others, the Company and DaMert
             Company, dated November 9, 2000. (13)

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



EXHIBIT
NUMBER       DESCRIPTION

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

10.28        First Amendment of Option Agreement between the Company and Daniel
             Lesnick dated May 12, 2000. (12)

10.30 Subscription Agreement between the Company and Vincent W. Goett, dated as of June 28, 2000. (12)

10.32 Debt Conversion Agreement between the Company and Vincent W. Goett, dated September 18, 2000. (13)

16           Letter of BDO Seidman, LLP. (8)

16.1         Letter of Ernst & Young, LLP. (9)

21           Subsidiaries of the Registrant.

99.1         Amended and Restated 2000 Combination Stock Option Plan. (10)


--------------------------------------------------------------------------------
(1) Filed as an Exhibit with the same exhibit number to the Company's Form 10-KSB for the year ended December 31, 1999 and incorporated by this reference.

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

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(10) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed with the Commission on November 21, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(B) REPORTS ON FORM 8-K

         The Company did not file a Current Report on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2001
                                                  JANEX INTERNATIONAL, INC.


                                                  By:  /s/ Daniel Lesnick
                                                       ------------------
                                                       Daniel Lesnick,
                                                       Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                          Title                                       Date
----------                          -----                                       ----

/s/ Vincent Goett                   Chairman (director)                         April 14, 2001
---------------------------
Vincent Goett


/s/ Daniel Lesnick
---------------------------         President, Chief Executive                  April 14, 2001
Daniel Lesnick                      Officer and Director
                                    (principal executive officer
                                     and director)


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

2.7          Agreement for Purchase and Sale of Assets between Futech
             Interactive Products, Inc. and the Company, dated as of October 23,
             2000. (13)

2.8          Merger Agreement between, among others, the Company and DaMert
             Company dated March 2000, as amended by the First Amendment thereto dated May 10, 2000. (11)

2.9          Merger Agreement between, among others, the Company and DaMert
             Company, dated November 9, 2000. (13)

3.1          Articles of Incorporation. (2)

3.2          Amendment No. 1 to Articles of Incorporation. (3)



EXHIBIT
NUMBER       DESCRIPTION

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

10.28        First Amendment of Option Agreement between the Company and Daniel
             Lesnick dated May 12, 2000. (12)

10.30 Subscription Agreement between the Company and Vincent W. Goett, dated as of June 28, 2000. (12)

10.32 Debt Conversion Agreement between the Company and Vincent W. Goett, dated September 18, 2000. (13)

16           Letter of BDO Seidman, LLP. (8)

16.1         Letter of Ernst & Young, LLP. (9)



EXHIBIT
NUMBER       DESCRIPTION

21           Subsidiaries of the Registrant.

99.1         Amended and Restated 2000 Combination Stock Option Plan. (10)

--------------------------------------------------------------------------------

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

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(10) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed with the Commission on November 21, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(12) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000.

(13) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.