Form 10-Q
period 2001-03-31
JANEX INTERNATIONAL INC
filed 2001-06-21
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-QSB

(Mark one)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from: not applicable

                           Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

           COLORADO                                           84-1034251
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

      1609 FOURTH STREET                                         07724
     BERKELEY, CALIFORNIA                                      (Zip Code)
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (510) 524-7400

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of June 13, 2001, the issuer had 17,692,896 shares of its common stock and 5,000,000 shares of preferred stock issued and outstanding. There are a substantial number of additional shares committed for issuance. See Part II,
Item 5, Other Information in this Report.

                            JANEX INTERNATIONAL, INC.
                                TABLE OF CONTENTS


PART I
ITEM 1.  FINANCIAL STATEMENTS...............................................3
  CONSOLIDATED BALANCE SHEETS...............................................3
  CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED).........................4
  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED).........................5
  PRO FORMA FINANCIAL STATEMENTS (UNAUDITED)................................6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)....................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATION...........................................14

PART II  OTHER INFORMATION.................................................18
ITEM 1.  LEGAL PROCEEDINGS.................................................18
ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................20
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................21
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............21
ITEM 5.  OTHER INFORMATION.................................................21
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K..................................24
SIGNATURES.................................................................26

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                          March 31, 2001
                                                       December 31, 2000    (Unaudited)
                                                       -----------------  --------------
ASSETS
Current assets:
    Cash and cash equivalents ........................   $      5,079      $     24,641
    Accounts receivable, net..........................             --           538,934
    Inventories, net  ................................             --           652,378
    Other current assets .............................         17,818           217,634
                                                         ------------      ------------
Total current assets .................................         22,897         1,433,587

Property and equipment, net ..........................             --           333,803
Goodwill, net.........................................             --           821,828
                                                         ------------      ------------
Total assets .........................................   $     22,897      $  2,589,218
                                                         ============      ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Note payable - Shareholder .......................   $         --      $    128,849
    Notes payable - Banks ............................        331,943         1,451,942
    Accounts payable .................................      1,361,423         2,024,936
    Accrued expenses .................................      1,063,750         1,352,220
    Due to Futech Interactive Products, Inc. .........      1,606,199         1,687,199
    Loans Payable ....................................        228,183           250,063
    Due to Related Parties............................        228,183           313,640
                                                         ------------      ------------
Total current liabilities ............................      4,601,498         7,208,849

Shareholders' deficit:
    Class A convertible preferred stock, no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 at
      December 31, 2000 and March 31, 2001,
      Respectively ...................................        569,022           569,022
    Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 12,740,259 and
      17,240,259 at December 31, 2000 and March 31,
      2001, respectively .............................     16,289,321        16,515,971
    Less: Treasury stock, at cost: 15,330,129 at
      December 31, 2000 and March 31, 2001 ...........     (3,056,083)       (3,056,083)
    Additional paid-in capital .......................        554,517           570,767
    Accumulated deficit ..............................    (26,027,904)      (26,382,184)
                                                         ------------      ------------
                                                          (11,671,127)       (11,782,507)
Due to Related Parties ...............................      7,092,526          7,092,526

Due to Bank ..........................................             --            70,350
                                                         ------------      ------------
Total Shareholders' Deficit ..........................     (4,578,601)       (4,619,631)
                                                         ------------      ------------
Total liabilities and shareholders' deficit ..........   $     22,897      $  2,589,218
                                                         ============      ============


          See accompanying summary of accounting policies and notes to
                             Financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                             For the Three Months Ended March 31,
                                                --------------  --------------
                                                     2000            2001
                                                --------------  --------------
Sales ........................................   $      2,530    $    622,483
Royalty Income ...............................          5,956              --

  Less: Returns and Allowances ...............             --          (3,593)
        Discounts - Domestic .................             --         (31,846)
        Discounts - International ............             --         (58,576)
        Freight ..............................             --          18,609
        Miscellaneous Charges ................             --             563
                                                 ------------    ------------
Net Sales ....................................          2,530         547,640

Cost of Sales ................................
  Direct .....................................           (430)       (272,652)
  Indirect ...................................             --         (53,891)
                                                 ------------    ------------
Total Cost of Sales ..........................           (430)       (326,542)

     Gross margin ............................          8,056         221,097

Operating Expenses:
     Selling, general and
       administrative ........................        178,774         444,670
       Stock based compensation ................    6,070,950          62,500
       Depreciation and amortization ...........       10,005          32,154
                                                 ------------    ------------
Loss from operations .........................     (6,251,673)       (318,227)
                                                 ------------    ------------
Other income (expense)
     Interest expense ........................         (7,398)         (26,179)
     Other income (expense) ..................             --              --
                                                 ------------    ------------
Total other income (expense) .................         (7,398)         (26,179)

Net Earnings before R&D ......................     (6,259,071)       (344,406)
    R&D Project Expense ......................             --          (9,874)
                                                 ------------    ------------
Loss before income taxes .....................     (6,259,071)       (354,280)
Income tax provision .........................         (2,000)             --
                                                 ------------    ------------
Net Loss .....................................   $ (6,261,071)   $   (354,280)
                                                 ============    ============

Loss per common share ........................   $      (0.33)   $      (0.02)
                                                 ============    ============
Weighted average number of Common
shares outstanding ...........................     18,920,728      15,817,703
                                                 ============    ============


          See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                           For the Three Months Ended March 31,
                                                           ------------------------------------
                                                                   2000            2001
                                                                  ------          ------
Cash flows from operating activities

Net loss ..................................................   $(6,261,071)       $(354,280)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
     Depreciation .........................................        10,005           32,154
     Stock based compensation .............................     6,070,950           62,500
     Allowance for doubtful accounts.......................            --            5,353
     Imputed interest......................................            --           16,250

Changes in operating assets and liabilities:
     Accounts receivable ..................................        (5,956)         232,484
     Inventories ..........................................            --          (12,517)
     Other current assets .................................         7,254           (4,512)
     Accounts payable .....................................       163,350           51,749
     Accrued expenses .....................................       138,694               --
                                                              -----------      -----------
NET CASH USED BY OPERATING ACTIVITIES .....................       (15,468)          29,181

Cash flows from investing activities
     Paid for DaMert acquisition...........................            --         (220,000)
     Cash provided by DaMert at acqusition.................            --           64,861
                                                              -----------      -----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES ..........            --         (155,139)

Cash flows from financing activities
     Advances (reductions) from Futech Interactive
      Products, Inc. ......................................        20,260               --
     Payments on borrowings................................            --         (180,000)
     Increase in loans.....................................            --           11,880
     Loans from related parties............................            --          313,640
                                                              -----------      -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES ..........        20,260          145,520
                                                              -----------      -----------
Net change in cash and cash equivalents ...................         4,792           19,562

Cash and cash equivalents, beginning of year ..............         3,920            5,079
                                                              -----------      -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ..................   $     8,712      $    24,641
                                                              ===========      ===========

Supplemental cash flow Information:

     Cash paid for interest ...............................   $     3,858      $    26,969
     Cash paid for income taxes ...........................   $        --      $        --
     Non-cash investing activity:
      Acquisition of DaMert................................            --      $ 1,534,500

          See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                   UNAUDITED PRO-FORMA STATEMENT OF OPERATIONS
                         FOR THE QUARTER ENDED MARCH 31,


                                                                       2000               2001
                                                                       ----               ----
        Sales                                                     $ 1,027,200        $ 1,289,709
                                                                  ===========        ===========
        Loss from continuing operations                           $ 6,688,105        $   434,416
                                                                  ===========        ===========
        Net loss                                                  $ 6,688,105        $   434,416
                                                                  ===========        ===========
        Loss per share                                            $     (0.30)       $     (0.02)
                                                                  ============       ============
        Weighted average shares outstanding                        22,420,728         19,317,703
                                                                  ===========        ===========


         The pro forma data above assumes that the acquisition of DaMert Company occurred at the beginning of each quarter, January 1, 2000 and 2001.

         The pro forma results include adjustments as follows:

         (1) reduction of interest cost of $70,000 in 2000 and $74,000 in 2001;

         (2)   amortization of goodwill of $44,000 in 2000 and $65,000 in 2001;

         (3)   imputed interest on $1,300,000 at 10% ($32,500) for 2000 and
               2001;

         (4) earnings per share, is based on the weighted average of historical shares outstanding plus the issuance, in both periods, of 3,500,000 shares in connection with the acquisition.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


1.       DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

          Janex International, Inc. and subsidiaries (including DaMert Toys and Games, Inc.) (the Company) are in the business of developing, marketing, and selling toys and functional children's products which are manufactured by subcontractors. The Company sells its products both domestically and internationally.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. All balance sheet accounts of the Company's foreign subsidiaries are translated at the current exchange rate, at the balance sheet date, while income statement items are translated at the average currency exchange rates for each period presented. The resulting translation adjustments, if significant (at the periods under review, the adjustment was not significant), are recorded as comprehensive income.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past several years, continuing negative net worth, and negative working capital at March 31, 2001, and has continued to experience a significant decline in revenues. The Company has nominal cash and is experiencing a severe working capital deficiency. Accordingly, management has been unable to devote resources to the development of products or sales. Currently, the Company does not have sufficient authorized and unissued shares of common stock to execute its business and financial plans. The Company expects that the absence of available shares of common stock will make it substantially more difficult for it to raise capital, as any transaction involving its common stock will have to be made subject to an increase in the number of authorized shares of such stock. As soon as practicable, the Company plans to seek stockholder approval of an increase in the number of authorized shares of common stock.

          The Company experienced a severe shortage of capital during 2000, which had the effect of substantially curtailing the Company's operating activities, to the point that the Company had essentially become inactive from an operating point of view. In order to restart the Company's business operations, the Company seeks to acquire businesses that focus on children's toys and educational products.

          On February 15, 2001, the Company completed the acquisition of DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. The consolidated statement of operations for the three months ended March 31, 2001 includes the operations of DaMert Toys and Games, Inc. from February 16, 2001 to March 31, 2001. The Company's ultimate ability to continue as a going concern depends on market acceptance of products, an increase in revenues, and the achievement of operating profits and positive cash flow. The Company will also require additional financial resources from other sources to provide near-term operating cash to enable the Company to execute its plans to move toward profitability. Management believes that future financings, the acquisitions described elsewhere in this Form 10Q-SB and additional sales to be generated from new product lines that are being developed, will be sufficient to allow the Company to continue in operation. These factors raise significant doubt as to the Company's ability to continue as a going concern.

     2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          CASH EQUIVALENTS

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          INVENTORIES

          Inventories are stated at the lower of cost or market. Cost is determined using the average cost method.

          PROPERTY AND EQUIPMENT

          Property and equipment are stated at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets which range from three to ten years for molds, machinery and equipment, and furniture and fixtures.

          FAIR VALUE OF FINANCIAL INSTRUMENTS

          At March 31, 2001, the Company has the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, and short-term debt. The carrying value of cash and cash equivalents, accounts payable, and accrued expenses and short term debt approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

          INTANGIBLE ASSETS

          Intangible assets consist of goodwill.

          Costs of business acquisitions in excess of net asset of subsidiaries acquired (goodwill) are amortized on a straight-line basis over a ten year period. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the estimated undiscounted cash flows from those assets are less than the carrying amounts of those assets. This methodology includes intangible assets acquired. Goodwill relating to specific intangible assets is included in the related impairment measurements to the extent it is identified with such assets.

          Management reviews goodwill periodically for possible impairment. This policy includes recognizing write-downs if it is probable that measurable undiscounted future cash flows and/or the aggregate net cash flows of an asset, as measured by current revenues and costs (exclusive of depreciation) over the asset's remaining depreciable life, are not sufficient to recover the net book value of an asset.

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

          INCOME TAXES

          Income taxes are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) 109 "Accounting for Income Taxes." The statement employs an asset and liability approach for financial accounting and reporting of deferred income taxes. Generally, SFAS 109 allows for recognition of deferred tax assets in the current period for the future benefit of net operating loss carryforwards and items for which expenses have been recognized for financial statement purposes but will be deductible in future periods. A valuation allowance is recognized, if the weight of available evidence indicates that it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

          COMPREHENSIVE LOSS/INCOME

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

          PENSION PLAN

          The Company has a 401K Plan for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax-deferred basis to their 401K accounts, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K plan based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. The Company did not make contributions to the 401K for 1999 and 2000, or for the three months ended March 31, 2001.

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

     3.   NOTES PAYABLE - BANKS

          Notes payable banks consist of the following:

                  Acquisition note          $1,120,000
                  Short-term note              331,942
                                            ----------
                                            $1,451,942
                                            ==========

          (a) Acquisition Note

              The Acquisition Note is payable as follows: $400,000 due May 15, 2001 (in default) and $712,000 payable in five equal quarterly installments of $116,667 beginning August 15, 2001, and one final quarterly payment of $136,666. The note is guaranteed by the Chairman and Chief Executive Officer.

          (b) Short-term note

          The Short-term note is due July 1, 2001

     4.   LITIGATION

          See PART II. ITEM 1. LEGAL PROCEEDINGS in this Form 10Q-SB.

     5.   STOCK OPTIONS AND STOCK BASED COMPENSATION

          A summary of the Company's stock option activity and related information is as follows:

                                                                              WEIGHTED-AVERAGE
                                                            OPTIONS             EXERCISE PRICE
                                                        ---------------       ----------------
                  Balance, December 31, 1998                    45,000         $      1.67
                                                                              ----------------
                         Granted
                         Exercised
                         Forfeited                             (25,000)              (1.25)
                                                        ---------------       ----------------
                  Balance, December 31, 1999                    20,000                2.13

                         Granted                             5,940,000         $     (1.45)
                         Exercised                          (5,730,000)
                         Forfeited                             (20,000)               2.13
                                                        ---------------       ----------------
                         Balance, December 31, 2000            210,000         $         0
                         and march 31, 2001
                                                        ===============       ================

          The exercise price for options outstanding as of March 31, 2001 is $.001 per share.

          In March 2000, the Company adopted the 2000 Combination Stock Option Plan and amended and restated such plan in October, 2000 and June 2001("the Plan"). This Plan is to be made available to employees of the Company and its subsidiaries and to individuals whose services contribute to the growth and development of the Company. Options to purchase up to 9,075,000 shares may be issued under the Plan, and options may be awarded for up to ten (10) years.

          In February 2001, the Company granted Vincent Goett, its chairman, immediately exercisable options to purchase 1,000,000 shares of common stock at a price of $.001 per share. The options have since been exercised.

     6.   COMMON STOCK

          The Company had 100,000 warrants outstanding with an exercise price of $.64 per share, which expired unexercised on March 26, 2001.

     7.   ACQUISITIONS

          By 1999, it was apparent to Company management that the level of sales was not sufficient to sustain the Company as a going concern without significant growth in revenue and profitability, and that there would need to be a substantial increase in the Company's business volume and product availability to support future growth. Accordingly, during 1999, Company management sought acquisitions of, and relationships with, companies having complementary products. The Company entered into a global merger agreement that involved the Company combining with several other companies. The proposed merger transaction was not consummated and the parties withdrew from the overall transaction. The Company believes that the focus of the Company's management on the acquisitions had an adverse impact upon the Company's financial condition and results of operations.

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

          In February 2001, the Company completed the acquisition of DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. In connection with the Acquisition of DaMert, the Company paid the following consideration: (i) 2,000,000 shares of common stock; (ii) a promissory note in the approximate amount of $129,000 to an officer of DaMert (in replacement of a note in the same amount owed by DaMert to such officer); (iii) the issuance of an aggregate of 3,000,000 shares of common stock to Amresco Financial I, L.P. ("Amresco") (a creditor of DaMert), of which 1,500,000 shares were issued at the closing of the acquisition and the remaining 1,500,000 shares are issuable by June 15, 2001 (Company currently in default); (iv) $220,000 in cash was paid (at or before the closing) to Amresco in satisfaction of certain indebtedness of DaMert; and (v) a promissory note, personally guaranteed by Vincent Goett, the Company's Chairman, in the principal amount of $1,300,000 was issued to Amresco (the note is payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001 (Company currently in default); and the $720,000 is payable beginning August 15, 2001 in five equal installments of $116,667 and one final quarterly installment of $136,666). In addition, the Company issued options to purchase an aggregate of 1,000,000 shares of the Company's common stock, at a price of $.001 per share to Fred and Gail DaMert (who are employees of DaMert). See Note 10, Subsequent Events, for a description of certain Company defaults under the agreement with Amresco. The note is secured by certain personal property of the Company.

          In the event that the quoted price of the Company's common stock does not average at least $1.00 per share, over a twenty-day trading period during the 24 months following the closing, the Company will be obligated to pay Fred and Gail DaMert in the aggregate (in cash or stock at their option) an amount equal to the excess of $1 million over the product of 1 million and the highest 20 day average quoted price of the common stock during the 24 months following the closing.

          See Note 10, Subsequent Events, for a description of the Company's acquisition of certain assets of Futech Interactive Products, Inc.

     8.   RELATED PARTY BORROWINGS

          In January 2001, the Company's Board of Directors authorized the Company to borrow up to $1,300,000 from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may consist of Mr. Goett's personal guarantee of Company obligations), of which, as of April 12, 2001, approximately $312,000 has already been advanced to or for the benefit of the Company. Of the aggregate $312,000 advanced, approximately $31,000 has been advanced to or for the benefit of Janex, approximately $61,000 has been advanced on behalf of Janex to Futech as a down-payment on the $150,000 due at closing of the asset purchase, and the remaining $220,000 was used as a portion of the consideration given in connection with the acquisition of the DaMert Company. The advances made by Palmilla Ventures are payable on demand and bear interest at the rate of 10% per annum. Such advances are secured by all the assets of the Company and DaMert Toys and Games, Inc., the Company's wholly-owned subsidiary. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. As additional consideration for making the $1,300,000 loan to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. Based on the amount advanced to date (approximately $312,000 of the total $1.3 million), the Company is obligated to issue Palmilla Ventures that number of shares of common stock equal to approximately 4.6% of the issued and outstanding common stock on a fully-diluted basis, after giving effect to certain specified transactions. In addition, in connection with the acquisition of DaMert in February 2001, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company has agreed to issue Mr. Goett (or his designee) that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of the Company's common stock.

          See Note 10, Subsequent Events, for a description of related party transactions occurring after March 31, 2001.

     9.   ACCOUNTS RECEIVABLE FINANCING

          In March 2001, the Company entered into an agreement of Purchase of Accounts whereby the Company sells its interest in certain accounts receivable. The purchaser will advance 80% of the receivables sold with the balance being retained by the purchaser subject to certain provisions as to the collection period of the account(s) sold. At March 31, 2001 approximately $85,000 of receivables were sold.

     10.  SUBSEQUENT EVENTS

          ACQUISITION OF FUTECH

          On May 29, 2001, the Company, acquired certain assets of Futech Interactive Products, Inc., an Arizona corporation ("Futech"), by virtue of an asset purchase. Futech had previously filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court handling the Futech bankruptcy proceeding approved the Company's purchase of certain Futech assets. The acquired assets of Futech consist of, among other things, accounts receivable, physical inventory, furniture and fixtures, and customer lists.

          The consideration paid by the Company for the acquired assets consisted of: (i) an aggregate of up to approximately 22 million shares of Janex common stock; (ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash. The shares of common stock are issuable within approximately 150 days.

          $2,000,000 of the $3,000,000 of indebtedness assumed by the Company is to be personally guaranteed by Vincent Goett, the Company's Chairman/CEO. The

          $150,000 paid to/on behalf of Futech by the Company in connection with the closing of the acquisition was loaned to the Company by Palmilla Ventures Limited Partnership, a limited partnership controlled by Vincent Goett, the Company Chairman/CEO.

          Prior to the acquisition, Vincent W. Goett, then Chairman of the Board and a significant shareholder of the Company, was interim Chief Executive Officer and a significant shareholder of Futech.

          RELATED PARTY TRANSACTIONS

          In May 2001, the Company's Board of Directors authorized the Company to borrow up to an additional $2,000,000 (in addition to the $1,300,000 previously authorized) (See Note 8, Related Party Borrowings) from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may take the form of Mr. Goett's personal guarantee of loans to the Company by third parties and discharge of accrued salary owing by the Company to Mr. Goett). Any such advances made by Palmilla Ventures are to bear interest at the rate of 10% per annum. To the extent Mr. Goett "loans" such additional amounts to the Company, then, as additional consideration for making such loans to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to up to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions (assuming the full $2,000,000 is advanced; if less than the full $2,000,000 is advanced, Mr. Goett will be entitled to a pro rata number of shares). In addition, in connection with the acquisition of DaMert, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company has agreed to issue Mr. Goett (or his designee) that number of additional shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of our common stock. As further consideration to Mr. Goett for loans to the Company and personal guarantee of Company obligations, the Board of Directors in May, 2001 authorized the Company to assume $331,000 of personal indebtedness of Mr. Goett, which indebtedness is payable in September 2002.

          In May 2001, the Board of Directors authorized the Company to pay Vincent Goett $400,000 for inventory of children's products owned by Mr. Goett, having a cost basis to Mr. Goett of $275,000. The $400,000 will be due in May of 2002 and is non-interest bearing.

          In May 2001, the Board of Directors authorized the Company to acquire a patent from Vincent Goett in exchange for 8,000,000 shares of the Company's common stock. The patent concerns the use of liquid crystal display technology in conjunction with Futech's conductive ink technology.

          In June 2001, two stockholders surrendered an aggregate 2,000,000 shares of Company common stock to the Company. One of the stockholders surrendered 500,000 shares of common stock and the other stockholder, Frederick A. DaMert and Gail Patton DaMert, as trustees of DaMert Trust, surrendered 1,500,000 shares. In consideration of the surrender of the 2,000,000 shares, in addition to agreeing to replace the 2,000,000 shares upon an increase to 125,000,000 in the number of authorized common shares of the Company, the Company agreed to issue an aggregate 1,250,000 shares to the surrendering stockholders as compensation for surrendering their shares. Of the 1,250,000 compensation shares, 1,000,000 of such shares are issuable to Gail Patton DaMert and Frederick A. DaMert, as trustees of DaMert Trust. Gail Patton DaMert and Frederick A. DaMert are officers of DaMert Toys and Games, Inc., the Company's wholly-owned subsidiary. The foregoing stock issuances are all subject to an increase to 125,000,000 in the number of the Company's authorized common shares.

          LOAN DEFAULTS

          As described above, pursuant to a promissory note in the principal amount of $1,300,000, the Company was obligated to pay Amresco $400,000 on May 15,

          2001, which the Company has not paid as of June 22, 2001. On May 16, 2001, counsel for Amresco Financial delivered a default notice to the Company alleging, among other defaults, failure to make the $400,000 payment on May 15, 2001. The default notice states that if the alleged defaults are not cured by May 23, 2001, Amresco intends to, among other things, foreclose on its interest in all collateral pledged as security for the loan, including all assets of DaMert Toys and Games, Inc. Further, the Company has not yet issued to Amresco the 1,500,000 shares of common stock that it was obligated to issue June 15, 2001 under the Agreement with Amresco. The Company is currently in discussions with Amresco regarding the notice of default and the stock issuance.

          STOCK OPTIONS

          During the quarter ended June 30, 2001, the Company issued options to purchase an aggregate 1,995,000 shares of common stock, of which 995,000 were issued to a consultant of the Company at an exercise price of $.02 per share and 1,000,000 were issued to Vincent Goett, the Company's Chairman/CEO, at an exercise price of $.001 per share. As of the grant date, the quoted price of the common stock on the OTC Bulletin Board was $.05.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          OVERVIEW

          As described above, in February 2001, the Company completed the acquisition of DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. The acquisition of DaMert had a significant impact on the Company's operations during the current quarter. The DaMert acquisition has resulted in a substantial increase in revenues, as well as associated operating expenses. In addition, in May 2001, the Company completed the acquisition of certain assets of Futech. See Part II. Item 5, Other Information.

          As a result of consummating the DaMert and Futech acquisitions, the Company expects to generate substantially more revenue in fiscal 2001, compared to fiscal 2000. The Company also expects to incur substantially greater expenses in 2001, compared to the prior year. The Company expects to incur negative cash flow for the foreseeable future. The accounts of both Janex and DaMert have been consolidated for the first time in the interim financial statements for the period ended March 31, 2001 (See Part I. Item 1, Financial Statements). The consolidated statement of operations for the quarter ended March 31, 2001 reflects the operations of DaMert from February 16, 2001 to March 31, 2001. The pro-forma financial statements for the three months ended March 31, 2000 and 2001, have been prepared as if the acquisition occurred as of the beginning of the periods.

          For a description of the DaMert and Futech acquisitions, see Part II.
          Item 5, Other Information.

          MATERIAL CHANGES IN RESULTS OF OPERATIONS

          THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

          The following discussion compares the results of operations of the Company for the three months ended March 31, 2000 and the consolidated results of operations of the Company and its wholly-owned subsidiary, DaMert, for the three months ended March 31, 2001. The consolidated results of operations for the quarter ended March 31, 2001 include the operations of DaMert from February 16, 2001 to March 31, 2001.

          NET LOSS

          Net Loss for the three months ended March 31, 2001 was $354,280, as compared to a net loss of $6,261,071 for the comparable period in 2000. Excluding $6,070,950 in stock-based (non-cash) compensation for the prior quarter, net loss for the prior quarter would have been $190,121.

          NET SALES

          Net Sales for the three months ended March 31, 2001 were $547,640, consisting entirely of DaMert sales, as compared to $2,530 for the three months ended March 31, 2000. Our lack of operating capital is having an adverse effect upon our ability to fund growth in the Company's business.

          At March 31, 2001, the Company had a backlog of approximately $269,727 of unfilled orders, compared to no backlog at March 31, 2000. The backlog is exclusively for DaMert product.

          GROSS PROFIT

          Gross profit was $221,097 for the three months ended March 31, 2001, as compared to a gross profit of $8,056, for the three months ended March 31, 2000. Gross profit is equal to revenues less the cost of goods sold and royalties paid.

          SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

          Selling, general and administrative ("SG&A") expenses were $444,670 for the three months ended March 31, 2001 (of which Janex incurred $199,454 and DaMert incurred $281,288), compared to $178,774 for the three months ended March 31, 2000, resulting in an increase of $20,680 for the Janex portion of the expense, and of $302,968 for the consolidated company. The increase in SG&A for Janex is attributable primarily to added general provisions for the legal and accounting expenses associated with the acquisitions of DaMert and Futech.

          STOCK-BASED COMPENSATION

          For the three months ended March 31, 2001, the Company incurred stock-based compensation (non-cash) in the amount of $62,500, compared to $6,070,950 during the three months ended March 31, 2000. The decrease in stock based compensation is due to a decrease in the number of stock options granted and stock issuances in the period to employees and consultants for services rendered. The Company expects that it will incur additional stock based compensation in future periods.

          DEPRECIATION AND AMORTIZATION

          Janex had fully depreciated all of its fixed assets as of December 31, 2000, resulting in no depreciation provision for the three months ended March 31, 2001. Depreciation and amortization for DaMert in the three months ended March 31, 2001 was $32,154.

          SEASONALITY AND QUARTERLY FLUCTUATIONS

          The Company's business normally follows closely that of other companies with children-oriented product lines, which tend to generate the greater part of both sales and profits during the Christmas selling season. The Company expects that sales will be higher in the third and fourth quarters of the year, as compared to the first and second quarters of the year.

          LIQUIDITY AND CAPITAL RESOURCES

          We continue to experience a severe working capital deficiency and negative cash flow. We currently have no cash reserves, and are unable to meet our financial obligations as they become due or implement our business plans. We have an immediate and urgent need for cash.

          Our working capital deficiency at March 31, 2001 was $4,088,063 (excluding $1,687,199 which Futech claimed we owed it and which was discharged in connection with our acquisition of Futech in May 2001), compared to a working capital deficiency of $2,972,402 at December
          31, 2000 (excluding $1,606,199 Futech claimed we owed it and which has been discharged), an increase in working capital deficiency of $1,115,661. The increase of approximately $1,115,000 in our working capital deficiency is due primarily to an increase of $1,269,000 in notes payable in relation to the acquisition of DaMert, an increase of $952,000 in accounts payable and accrued expenses, and a $314,000 increase in due to related parties, partially offset by an increase of $539,000 in accounts receivable, $652,000 in inventory, and $200,000 in other current assets.

          Although we completed the acquisition of the DaMert Company in February, 2001 and are now generating revenue, we are continuing to incur negative cash flow. Further, our working capital deficiency has increased significantly in connection with completing the Futech acquisition in May 2001. The completion of the Futech acquisition will also exacerbate our cash flow problems until we are able to benefit from expected increases in sales.

          Based on current cash on hand, we need to raise additional funds immediately in order to continue as a going concern. We are attempting to reduce the working capital deficiency by raising additional capital in the form of either debt or equity financings. We have experienced difficulty raising the capital we need to fund our operations. We are also reviewing operating expenses, with a view to reducing them wherever possible. We may not be able to raise sufficient funds to reduce the working capital deficiency or to fund our costs and expenses. Currently, we do not have sufficient authorized and unissued shares of common stock to execute our business and financial plans. We expect that the absence of available shares of common stock will make it substantially more difficult for us to raise capital, as any transaction involving our common stock will have to be made subject to an increase in the number of authorized shares of such stock. As soon as we obtain the necessary funds, we plan to seek stockholder approval of an increase in the number of authorized shares of our common stock. If we are unable to raise sufficient capital in a timely fashion to reduce the working capital deficiency and to fund our operations, our business will be materially and adversely affected and we will not be able to continue as a going concern. Our lack of operating capital is currently having an adverse affect on our ability to generate revenues.

          Our auditors' report as of December 31, 2000 indicates, and our auditors continue to believe, that certain factors raise substantial doubt about our ability to continue as a going concern. Our auditors issued a going concern opinion on both our and DaMert's financial statements because:

               - each of us has nominal cash;
               - each of us has experienced declining revenues;
               - we have continuing negative net worth;
               - we have a severe working capital deficiency;
               - we do not have sufficient authorized and unissued shares of common stock to execute our business and financing plans; and
               - each of us has recurring losses.

          Our ultimate ability to continue as a going concern depends on: (1) obtaining additional capital to provide near-term operating cash; and
          (2) generating positive cash flow.

          Based upon our current budget and business planning, we believe that we will need approximately $4,000,000 of additional capital to fund our planned operations over the next twelve months. We cannot be sure that we will be able to internally generate or raise sufficient funds to continue our operations, or that our auditors will not issue another going concern opinion.

          We are involved in various legal proceedings, as described in Part II,
          Item 1: Legal Proceedings. In connection with such proceedings, default judgments in the aggregate amount of approximately $500,000 have been entered against us. We currently do not have the ability to pay these judgments. The enforcement of these judgments will have a material adverse effect on our business and financial condition and our ability to continue as a going concern.

          In connection with our acquisition of DaMert, we issued a promissory note, personally guaranteed by Vincent Goett, our Chairman, in the principal amount of $1,300,000 to Amresco (then a creditor of DaMert), payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001 (Company currently in default); and the remaining $720,000 is payable beginning August 15, 2001 in five equal quarterly installments of $116,667 and one final quarterly installment of $136,666. This $1,300,000 promissory note is secured by certain personal property of the Company. The Company was not able to pay Amresco the $400,000 that was due on May 15, 2001. On May 16, 2001, counsel for Amresco delivered a default notice to the Company alleging, among other defaults, failure to make the $400,000 payment on May 15, 2001. The default notice states that if the alleged defaults are not cured by May 23, 2001, Amresco intends to, among other things, foreclose on its interest in all collateral pledged as security for the loan, including all assets of DaMert Toys and Games, Inc. Further, the Company has not yet issued to Amresco the 1,500,000 shares of common stock that it was obligated to issue June 15, 2001 under the Agreement with Amresco. The Company is currently in discussions with Amresco regarding the notice of default and the stock issuance. Due to the Company's default under the note, the secured party (or any assignee) could proceed to force a sale of the Company assets constituting the collateral to satisfy the debt.

          In the event that the quoted price of the Company's common stock does not average at least $1.00 per share over a twenty-day trading period during the 24 months following the closing of the DaMert acquisition, the Company will be obligated to pay Fred and Gail DaMert in the aggregate (in cash or stock at their option) an amount equal to the excess of $1 million over the product of 1 million and the highest 20-day average quoted price of the common stock during the 24 months following the closing. Based on the current quoted price of the common stock, we could be subject to a potentially significant liability (over $900,000).

          In connection with completion of the Futech acquisition, we are obligated to repay approximately $3,000,000 of bank indebtedness we assumed as follows: (i) with respect to $1,500,000 of such indebtedness, interest only will be payable monthly over three years and the principal ($1,500,000) will be payable on the third anniversary of the closing of the transaction (May 2004); and (ii) with respect to the remaining $1,500,000 of indebtedness, principal ($1,500,000) and interest will be payable in thirty-six equal monthly installments commencing on the closing of the transaction. This indebtedness will be secured by certain collateral acquired from Futech. Repayment of principal and interest on this indebtedness is estimated to cost approximately 75,000 per month, with a $1,500,000 principal payment due in 2004.

          At April 12, 2001, we were indebted to our Chairman in the amount of approximately $312,000. This indebtedness is payable on demand and secured by all the assets of the Company and DaMert. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. In addition, our board of directors has authorized us to acquire childrens' products inventory owned by Mr. Goett for $400,000, which will be due and payable May 2002.

          As further consideration to Mr. Goett for loans to the Company and personal guarantee of Company obligations, the Board of Directors in May, 2001 authorized the Company to assume $331,000 of personal indebtedness of Mr. Goett, which indebtedness is payable in September 2002.

          At March 31, 2001, the Company has $332,000 outstanding under a line of credit that bears interest at the bank's prime rate (8.00% at March 31, 2001) plus 0.25%. The debt has been extended from time to time and is currently due July 1, 2001. The note is personally guaranteed by three significant shareholders, one of whom is a director and former President of the Company. The note is collateralized by certificates of deposit in the name of the shareholders and a UCC Security Agreement executed by the Company covering all corporate assets. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. Interest on the note has been paid by one of the guarantors.

          CASH FLOWS

          Our operating activities generated $29,000 of cash for the three months ended March 31, 2001, as compared to using $15,488 for the comparable prior period.

          The cash generated by our operating activities is primarily attributable to the operations of DaMert since the date of acquisition.

          Our investing activities used $155,000 during the three months ended March 31, 2001, compared to generating no cash during the same period in 2000. The increase in cash used by investing activities is a result of our acquisition of DaMert.

          As of March 31, 2001, subject to the availability of operating capital, we plan to make capital expenditures over the next twelve months of up to $800,000 to fund new product development, including initial licensing charges and tooling.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

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

          As described above, we have consummated the planned acquisition of the specified Futech assets (excluding assets constituting collateral of Golden Books) and, further, the U.S. Bankruptcy Court has approved the acquisition of such assets. Consequently, we believe that we have strong defenses against the foregoing claims and intend to vigorously defend against them. Although we believe that we have strong defenses, no assurance can be given as to the outcome of the litigation, which could have a material adverse effect on us.

          On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served us with a Complaint which names Futech and us as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No. CA-00 20670). The Complaint alleges, among other things, (i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff, (iii) that we are the parent company of Futech, and that we caused Futech to transfer substantially all of its liquid assets to us, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against us and Futech in the amount of approximately $237,000. We are not the parent company of Futech and, although we have consummated the acquisition of Futech's assets, we did so pursuant to Bankruptcy Court approval. We intend to attempt to have the Default Judgment vacated, as we believe that we have strong defenses against the foregoing claims. We cannot assure you that we will be able to have the Default Judgment vacated, and we have accrued the full amount of the default judgment as of December 31, 2000. Even if we are able to have the Default Judgment vacated, we cannot give you any assurance as to the outcome of the litigation, which could have a material adverse affect on us.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          In February, 2001, in connection with our acquisition of DaMert, we issued (i) 2,000,000 shares of common stock to Fred and Gail DaMert, the then stockholders of DaMert Company, and (ii) 1,500,000 shares of common stock to Amresco, a creditor of DaMert.

          The Company believes that the foregoing transaction was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. The transaction was exempt based on the following facts: there was no general solicitation, there was a limited number of investors, each of whom was an "accredited investor" (within the meaning of Regulation D under the Securities Act of 1933, as amended) and/or was sophisticated about business and financial matters, and each such investor had the opportunity to ask questions of our management and to review our filings with the Securities and Exchange Commission.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          As described above, pursuant to a promissory note in the principal amount of $1,300,000, the Company was obligated to pay Amresco $400,000 on May 15, 2001, which the Company has not paid as of June 22, 2001. On May 16, 2001, counsel for Amresco Financial delivered a default notice to the Company alleging, among other defaults, failure to make the $400,000 payment on May 15, 2001. The default notice states that if the alleged defaults are not cured by May 23, 2001, Amresco intends to, among other things, foreclose on its interest in all collateral pledged as security for the loan, including all assets of DaMert Toys and Games, Inc. Further, the Company has not yet issued to Amresco the 1,500,000 shares of common stock that it was obligated to issue June 15, 2001 under the Agreement with Amresco. The Company is currently in discussions with Amresco regarding the notice of default and the stock issuance. The Company's default could have a material adverse effect on the Company's financial condition and its ability to continue as a going concern.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          There were no matters submitted to a vote of the Company's security holders during the three months ended March 31, 2001, through the solicitation of proxies or otherwise.


ITEM 5.   OTHER INFORMATION

          RELATED PARTY TRANSACTIONS

          In January 2001, the Company's Board of Directors authorized the Company to borrow up to $1,300,000 from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may consist of Mr. Goett's personal guarantee of Company obligations), of which, as of April 12, 2001, approximately $312,000 has already been advanced to or for the benefit of the Company. Of the aggregate $312,000 advanced, approximately $31,000 has been advanced to or for the benefit of Janex, approximately $61,000 has been advanced on behalf of Janex to Futech as a down-payment on the $150,000 due at closing of the asset purchase, and the remaining $220,000 was used as a portion of the consideration given in connection with the acquisition of the DaMert Company. The advances made by Palmilla Ventures are payable on demand and bear interest at the rate of 10% per annum. Such advances are secured by all the assets of the Company and DaMert Toys and Games, Inc., the Company's wholly-owned subsidiary. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. As additional consideration for making the $1,300,000 loan to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. Based on the amount advanced to date (approximately $312,000 of the total $1.3 million), the Company is obligated to issue Palmilla Ventures that number of shares of common stock equal to approximately 4.6% of the issued and outstanding common stock on a fully-diluted basis, after giving effect to certain specified transactions. In addition, in connection with the acquisition of DaMert in February 2001, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company has agreed to issue Mr. Goett (or his designee) that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of our common stock.

          On May 29, 2001, the Company, acquired certain assets of Futech Interactive Products, Inc., an Arizona corporation ("Futech"), by virtue of an asset purchase. Futech had previously filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court handling the Futech bankruptcy proceeding approved the Company's purchase of certain Futech assets. The acquired assets of Futech consist of, among other things, accounts receivable, physical inventory, furniture and fixtures, and customer lists.

          The consideration paid by the Company for the acquired assets consisted of: (i) an aggregate of up to approximately 22 million shares of Janex common stock; (ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash. The shares of common stock are issuable within approximately 150 days.

          $2,000,000 of the $3,000,000 of indebtedness assumed by the Company is to be personally guaranteed by Vincent Goett, the Company's Chairman/CEO. The $150,000 paid to/on behalf of Futech by the Company in connection with the closing of the acquisition was loaned to the Company by Palmilla Ventures Limited Partnership, a limited partnership controlled by Vincent Goett, the Company Chairman/CEO.

          Prior to the acquisition, Vincent W. Goett, then Chairman of the Board and a significant shareholder of the Company, was interim Chief Executive Officer and a significant shareholder of Futech.

          In May 2001, the Company's Board of Directors authorized the Company to borrow up to an additional $2,000,000 (in addition to the $1,300,000 previously authorized) (See Note 9, Related Party Borrowings) from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may take the form of Mr. Goett's personal guarantee of loans to the Company by third parties and discharge of accrued salary owing by the Company to Mr. Goett). Any such advances made by Palmilla Ventures are to bear interest at the rate of 10% per annum. To the extent Mr. Goett "loans" such additional amounts to the Company, then, as additional consideration for making such loans to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to up to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions (assuming the full $2,000,000 is advanced; if less than the full $2,000,000 is advanced, Mr. Goett will be entitled to a pro rata number of shares). In addition, in connection with the acquisition of DaMert, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company has agreed to issue Mr. Goett (or his designee) that number of additional shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of our common stock. As further consideration to Mr. Goett for loans to the Company and personal guarantee of Company obligations, the Board of Directors in May, 2001 authorized the Company to assume $331,000 of personal indebtedness of Mr. Goett, which indebtedness is payable in September 2002.

          In May 2001, the Board of Directors authorized the Company to purchase from Vincent Goett for $400,000 children's products inventory owned by Mr. Goett, having a cost basis to Mr. Goett of $275,000. The $400,000 is due in May of 2002 and is non-interest bearing.

          In May 2001, the Board of Directors authorized the Company to acquire a patent from Vincent Goett in exchange for 8,000,000 shares of the Company's common stock. The patent concerns the use of liquid crystal display technology in connection with Futech's conductive ink technology.

          In June 2001, two stockholders surrendered an aggregate 2,000,000 shares of Company common stock to the Company. One of the stockholders surrendered 500,000 shares of common stock and the other stockholder, Frederick A. DaMert and Gail Patton DaMert, as trustees of DaMert Trust, surrendered 1,500,000 shares. In consideration of the surrender of the 2,000,000 shares, in addition to agreeing to replace the 2,000,000 shares upon an increase to 125,000,000 in the number of authorized common shares of the Company, the Company agreed to issue an aggregate 1,250,000 shares to the surrendering stockholders as compensation for surrendering their shares. Of the 1,250,000 compensation shares, 1,000,000 of such shares are issuable to Gail Patton DaMert and Frederick A. DaMert, as trustees of DaMert Trust. Gail Patton DaMert and Frederick A. DaMert are officers of DaMert Toys and Games, Inc., the Company's wholly-owned subsidiary. The foregoing stock issuances are all subject to an increase to 125,000,000 in the number of the Company's authorized common shares.

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

          On March 9, 2000, the date of surrender of the 10 million shares, the five-day trailing average closing price of the common stock was $1.79, as quoted on the OTC Bulletin Board. Based on the quoted price of the common stock, the value of the 10 million shares surrendered was $17.9 million. On June 8, 2001, the five-day trailing average closing price of the common stock was $.074, as quoted on the OTC Bulletin Board. If the Company were to replace, as of June 8, 2001, the 10 million shares surrendered, the Company would be obligated to issue approximately
          241.9 million shares of its common stock in replacement of the 10 million shares originally surrendered.

          In November, 2000, Palmilla Ventures surrendered to the Company an additional 4,697,129 shares of its common stock. These shares are to be re-issued upon an increase to 125,000,000 in the number of authorized shares of common stock.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


(A) EXHIBITS. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

EXHIBIT
NUMBER   DESCRIPTION

2.7 Agreement for Purchase and Sale of Assets between Futech Interactive Products, Inc. ("Futech") and the Company, dated as of October 23, 2000. (Superceded by Exhibit 2.8 hereto)(1)

2.8 Agreement for Purchase and Sale of Assets between among others the Company and Futech, dated as of May 15, 2001 (Superceded by Exhibit
          2.7 hereto) (2)

2.9 Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the First Amendment thereto dated May 10, 2000. (Superceded by Exhibit 2.11 hereto)(3)

2.10 Merger Agreement between, among others, the Company and DaMert Company, dated November 9, 2000. (Superceded by Exhibit 2.11 hereto)
          (1)

2.11 Merger Agreement between, among others, the Company and DaMert Company, dated February 14, 2001. (Supercedes Exhibits 2.9 and 2.10 hereto) (4)

3.1       Articles of Incorporation.  (5)

3.2       Amendment No. 1 to Articles of Incorporation.  (6)

3.3       Statement of Resolution Establishing Series for Shares. (6)

3.4       Amendment No. 2 to Articles of Incorporation. (6)

3.5       Bylaws of the Company. (7)

3.6 Articles of Amendment to Articles of Incorporation, dated August 11, 1994 and filed on August 16, 1994. (8)

4.1       Specimen Common Stock Certificate.  (6)

16        Letter of BDO Seidman, LLP.  (9)

16.1      Letter of Ernst & Young, LLP.  (10)

99.1      Amended and Restated 2000 Combination Stock Option Plan.  (11)

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(2) Incorporated by reference to an Exhibit to the Company's Current Report on Form 8-K filed on June 13, 2001.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(4) Incorporated by reference to an Exhibit to the Company's Current Report on Form 8-K filed March 1, 2001.

(5) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.

(6) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 filed August 8, 1990.

(7) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.

8) Incorporated by reference to an exhibit to the Company's Registration Statement filed with the Commission December 20, 1994.

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(10) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(11) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed June 13, 2001 filed with the Commission on November 21, 2000.


(B) REPORTS ON FORM 8-K

     The Company filed on March 1, 2001 a Current Report on Form 8-K dated February 15, 2001 to report the acquisition of DaMert Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 21, 2001                                 JANEX INTERNATIONAL, INC.


                                                     By: /s/ Vincent Goett
                                                     -----------------------
                                                     Vincent Goett,
                                                     Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.



Signatures                       Title                          Date
----------                       -----                          ----

/s/ Vincent Goett                Chairman, President,           June 21, 2001
---------------------------      Chief Executive Officer
Vincent Goett                    (principal executive
                                 Officer and director)

/s/ Daniel Lesnick
---------------------------      Director                       June 21, 2001
Daniel Lesnick                   (director)

EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION

2.7 Agreement for Purchase and Sale of Assets between Futech Interactive Products, Inc. ("Futech") and the Company, dated as of October 23, 2000. (Superceded by Exhibit 2.8 hereto)(1)

2.8 Agreement for Purchase and Sale of Assets between among others the Company and Futech, dated as of May 15, 2001 (Superceded by Exhibit
          2.7 hereto) (2)

2.9 Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the First Amendment thereto dated May 10, 2000. (Superceded by Exhibit 2.11 hereto)(3)

2.10 Merger Agreement between, among others, the Company and DaMert Company, dated November 9, 2000. (Superceded by Exhibit 2.11 hereto)
          (1)

2.11 Merger Agreement between, among others, the Company and DaMert Company, dated February 14, 2001. (Supercedes Exhibits 2.9 and 2.10 hereto) (4)

3.1       Articles of Incorporation.  (5)

3.2       Amendment No. 1 to Articles of Incorporation.  (6)

3.3       Statement of Resolution Establishing Series for Shares. (6)

3.4       Amendment No. 2 to Articles of Incorporation. (6)

3.5       Bylaws of the Company. (7)

3.6 Articles of Amendment to Articles of Incorporation, dated August 11, 1994 and filed on August 16, 1994. (8)

4.1       Specimen Common Stock Certificate.  (6)

16        Letter of BDO Seidman, LLP.  (9)

16.1      Letter of Ernst & Young, LLP.  (10)

99.1      Amended and Restated 2000 Combination Stock Option Plan.  (11)

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2000.

(2) Incorporated by reference to an Exhibit to the Company's Current Report on Form 8-K filed on June 13, 2001.

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2000.

(4) Incorporated by reference to an Exhibit to the Company's Current Report on Form 8-K filed March 1, 2001.

(5) Incorporated by reference to Exhibit 3(a) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.

(6) Incorporated by reference to an exhibit to the Company's Registration Statement on Form S-1 filed August 8, 1990.

(7) Incorporated by reference to Exhibit 3(b) to the Company's Registration Statement on Form 8-A, filed with the Commission on August 15, 1989 and declared effective on September 1, 1989.

(8) Incorporated by reference to an exhibit to the Company's Registration Statement filed with the Commission December 20, 1994.

(9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(10) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(11) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed June 13, 2001 filed with the Commission on November 21, 2000.