Form 10QSB
period 2001-06-30
JANEX INTERNATIONAL INC
filed 2001-09-21
CIK 800454

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 10549

                                   FORM 10-QSB

(Mark one)
   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                 For the transition period from: not applicable

                           Commission File No. 0-17927

                            JANEX INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                COLORADO                                  84-1034251
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

          1609 FOURTH STREET
         BERKELEY, CALIFORNIA                               07724
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

As of September 9, 2001, the issuer had 18,442,996 shares of its common stock and 5,000,000 shares of preferred stock issued and outstanding. There are a substantial number of additional shares committed for issuance. See Part II,
Item 5, Other Information in this Report.

                            JANEX INTERNATIONAL, INC.
                                TABLE OF CONTENTS

PART I
ITEM 1.   FINANCIAL STATEMENTS..................................................................................... 3
          CONSOLIDATED BALANCE SHEET............................................................................... 3
          CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)........................................................ 4
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)........................................................ 5
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)................................................... 6
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.....................15
PART II.  OTHER INFORMATION........................................................................................20
ITEM 1.   LEGAL PROCEEDINGS........................................................................................20
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..........................................................................23
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................................23
ITEM 5.   OTHER INFORMATION........................................................................................24
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.........................................................................27
SIGNATURES.........................................................................................................29

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                   JUNE 30, 2001
                                                                     (UNAUDITED)
                                                                  --------------
ASSETS
Current assets:
    Cash and cash equivalents ................................     $     49,266
    Accounts receivable, net .................................          575,269
    Inventories, net .........................................          421,650
    Other current assets .....................................          203,229
                                                                   ------------
Total current assets .........................................        1,249,414

Property and equipment, net ..................................          290,953
Goodwill, net ................................................        3,282,701
                                                                   ------------
Total assets .................................................     $  4,823,068
                                                                   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Note payable - Shareholder ...............................     $    128,849
    Notes payable - Banks ($1,120,000 in default) ............        1,951,943
    Accounts payable .........................................        2,080,571
    Accrued expenses .........................................        1,400,535
    Loans Payable ............................................          259,809
    Due to Related Parties ...................................          463,640
                                                                   ------------
Total current liabilities ....................................        6,285,347

    Note payable-Bank, non-current portion ...................        2,831,000
                                                                   ------------
Total liabilities ............................................        9,116,347

Shareholders' deficit:
    Class A convertible preferred stock, no par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares - 5,000,000 ................          569,022
    Common stock, no par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 19,809,996 ...............       16,668,990
    Less: Treasury stock, at cost: 17,330,129 ................       (3,173,433)
    Additional paid-in capital ...............................          570,767
    Accumulated deficit ......................................      (27,611,351)
                                                                   ------------
                                                                    (12,976,005)
Common Stock issuable in acquisition..........................        1,290,000

Due to Related Parties .......................................        7,322,376

Due to Bank ..................................................           70,350
                                                                   ------------
Total Shareholders' Deficit ..................................       (4,293,279)
                                                                   ------------
Total liabilities and shareholders' deficit ..................     $  4,823,068
                                                                   ============

See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS              FOR THE SIX MONTHS
                                                        ENDED JUNE 30,                   ENDED JUNE 30,
                                               ------------------------------    ----------------------------
                                                   2000             2001             2000           2001
                                               ------------      ------------    ------------    ------------
Sales .......................................   $        399    $  1,174,293           2,927       1,796,775
Royalty Income ..............................        (10,575)           --            (4,617)

    Less: Returns and Allowances ............           --           (13,839)           --           (17,432)
          Discounts - Domestic ..............           --          (294,450)           --          (326,296)
          Discounts - International .........           --           (81,155)           --          (139,731)
          Freight ...........................           --            27,982            --            46,591
          Miscellaneous Charges .............           --               812            --             1,376
                                                ------------    ------------    ------------    ------------
Net Sales ...................................        (10,176)        813,643          (1,690)      1,361,283

Cost of Sales
    Direct ..................................            151         511,050            (279)        783,702
    Indirect ................................           --           142,454            --           196,345
                                                ------------    ------------    ------------    ------------
                                                         151         653,504            (279)        980,047

          Gross margin ......................        (10,025)        160,139          (1,969)        381,236

Operating Expenses:
    Selling, general and
    administrative ..........................        415,241         970,580         594,016       1,415,250
    Stock based compensation ................        725,000         203,940       6,795,950         266,440
    Depreciation and amortization ...........           --           110,720          10,005         142,874
                                                ------------    ------------    ------------    ------------
Loss from operations ........................     (1,150,266)     (1,125,101)     (7,401,940)     (1,443,328)
                                                ------------    ------------    ------------    ------------

Other (expense)
    Interest (expense) ......................        (11,713)        (39,894)        (19,111)        (66,074)
    Other (expense) .........................           --           (10,567)           --           (10,567)
                                                ------------    ------------    ------------    ------------
Total other income (expense) ................        (11,713)        (50,461)        (19,111)        (76,641)

Net Earnings before R&D .....................     (1,161,979)     (1,175,562)     (7,421,051)     (1,519,969)
    R&D Project Expense .....................           --           (53,605)           --           (63,478)
                                                ------------    ------------    ------------    ------------
Loss before income taxes ....................     (1,161,979)     (1,229,167)     (7,421,051)     (1,583,447)
Income tax provision ........................           --              --            (2,000)           --
                                                ------------    ------------    ------------    ------------
Net Loss ....................................   $ (1,161,979)   $ (1,229,167)   $ (7,423,051)   $ (1,583,447)
                                                ============    ============    ============    ============

Loss per common share .......................   $      (0.11)   $      (0.07)   $      (0.52)   $      (0.10)
                                                ============    ============    ============    ============

Weighted average number of Common
shares outstanding ..........................     10,652,926      17,376,882      14,362,266      16,183,571
                                                ============    ============    ============    ============

See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           FOR THE SIX MONTHS
                                                              ENDED JUNE 30,
                                                         ----------------------
                                                          2000           2001
                                                         ------         ------
Cash flows from operating activities

Net loss .........................................   $(7,423,051)   $(1,583,447)
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
     Depreciation and amortization................        10,005        142,874
     Stock based compensation and services .......     6,795,950        328,019
     Allowance for doubtful accounts and slow
      moving inventory............................          --            7,307
     Imputed interest.............................                       16,250
Changes in operating assets and liabilities:
     Accounts receivable .........................       (25,501)       458,337
     Inventories .................................          --          204,070
     Other current assets ........................       (66,021)         9,893
     Accounts payable, accrued expenses and other.       469,084        155,699
                                                     -----------    -----------
NET CASH USED BY OPERATING ACTIVITIES ............      (239,534)      (260,998)

Cash flows from investing activities
     Paid for DaMert acquisition .................          --         (220,000)
     Cash provided by DaMert at acquisition ......          --           64,861
     Paid for Futech acquisition and related
      costs ......................................          --         (160,292)
     Other .......................................          --          (15,650)
                                                     -----------    -----------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES .          --         (331,081)

Cash flows from financing activities
     Advances (reductions) from Futech Interactive
      Products, Inc. .............................        (5,575)
     Payments on borrowings ......................          --         (180,000)
     Increase in loans ...........................          --          352,626
     Loans from related parties ..................       246,388        463,640
                                                     -----------    -----------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES .       240,813        636,266
                                                     -----------    -----------
Net change in cash and cash equivalents ..........         1,279         44,187

Cash and cash equivalents, beginning of year .....         3,920          5,079
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........   $     5,199    $    49,266
                                                     ===========    ===========

See accompanying summary of accounting policies and notes to financial statements.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

1.     DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Janex International, Inc. and subsidiaries (including DaMert Toys and Games, Inc. and Interactive Technologies Group, Inc.) (the "Company") are in the business of developing, marketing, and selling toys and functional children's products which are manufactured by subcontractors. The Company sells its products both domestically and internationally.

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

The financial statements include normal recurring adjustments. Interim results are not necessarily indicative of the results of operations for the full fiscal year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred significant operating losses in the past several years, continuing negative net worth, and negative working capital at June 30, 2001. The Company has nominal cash and is experiencing a severe working capital deficiency. Accordingly, management has been unable to devote resources to the development of products or sales. Currently, the Company does not have sufficient authorized and unissued shares of common stock to execute its business and financial plans. The Company expects that the absence of available shares of common stock will make it substantially more difficult for it to raise capital, as any transaction involving its common stock will have to be made subject to an increase in the number of authorized shares of such stock. As soon as practicable, the Company plans to seek stockholder approval of an increase in the number of authorized shares of common stock.

The Company has experienced a severe shortage of capital, which has had the effect of substantially curtailing the Company's operating activities.

On February 15, 2001, the Company completed the acquisition of DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. The consolidated statement of operations for the six months ended June 30, 2001 includes the operations of DaMert Toys and Games, Inc. from February 16, 2001 to June 30, 2001. On May 29, 2001, the Company acquired certain assets and assumed certain liabilities of Futech Interactive Products, Inc., an Arizona corporation ("Futech"), by virtue of an asset purchase ("Purchase"). Futech had previously filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court handling the Futech bankruptcy proceeding approved the Company's purchase of certain

Futech assets. The acquired assets of Futech consist of, among other things, accounts receivable, patented technology and customer lists. The assets acquired by the Company were used by Futech in connection with its toy product business, which includes the design, manufacture and distribution of such products. Those Products include interactive books, toys, games, educational products and stationary. The Company intends to continue such use of the assets acquired. The consolidated balance sheet at June 30, 2001 reflects the assets acquired and liabilities assumed.

The Company's ultimate ability to continue as a going concern depends on market acceptance of products, an increase in revenues, and the achievement of operating profits and positive cash flow. The Company will also require additional financial resources from other sources to provide near-term operating cash to enable the Company to execute its plans to move toward profitability. Management believes that future financings, the acquisitions described elsewhere in this Form 10Q-SB and potential additional sales from new product lines that are being developed, will be sufficient to allow the Company to continue in operation. The foregoing factors raise significant doubt as to the Company's ability to continue as a going concern.

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

       FAIR VALUE OF FINANCIAL INSTRUMENTS

At June 30, 2001, the Company has the following financial instruments: cash and cash equivalents, accounts payable, accrued expenses, and short-term debt. The carrying value of cash and cash equivalents, accounts payable, and accrued expenses and short term debt approximates their fair value based on the liquidity of these financial instruments or based on their short-term nature.

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

In connection with the acquisition of Futech, the Company is evaluating the patents and technology acquired in order to allocate goodwill to the intangible assets acquired.

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

Shares issuable in replacement of shares surrendered to the Company are not included in the calculation of loss per share, as inclusion of such shares would be anti-dilutive.

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

       PENSION PLAN

The Company has a 401K Plan for the benefit of the employees of the Company. Under the provisions of the 401K, employees may make contributions on a tax-deferred basis to their 401K accounts, up to the legal limits provided for by United States income tax regulations. The Company, at its discretion, may contribute a portion of the Company's profits to the 401K. Such contributions are allocated between members of the 401K plan based on a pre-stated formula. Employer contributions vest with 401K participants at the rate of 20% per year, beginning in year two and ending in year six of employment. The Company did not make contributions to the 401K for 1999 and 2000, or for the six months ended June 30, 2001.

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

In 2001, the FASB issued FASB Numbers 141 ("Business Combinations") and 142 ("Goodwill and Other Intangible Assets"). The Company is evaluating the impact of these pronouncements, which become effective in future periods.

3.     NOTES PAYABLE - BANKS

       Notes payable banks consist of the following:

            Acquisition Note (DaMert)          $1,120,000
            Acquisition Indebtedness (Futech)   3,000,000
            Short-term note                       331,942
                                               ----------
                                               $4,451,942
                                               ==========

       (a) Acquisition Note

The Acquisition Note is payable as follows: $400,000 due May 15, 2001 (in default) and $712,000 payable in five equal quarterly installments of $116,667 beginning August 15, 2001, and one final quarterly payment of $136,666. The note is guaranteed by the Chairman and Chief Executive Officer. The payment due August 15, 2001 ($116,667) has not been paid and is in default.

       (b) Acquisition Indebtedness

In connection with completion of the Futech acquisition, the Company became obligated to repay approximately $3,000,000 of bank indebtedness as follows: (i) with respect to $1,500,000 of such indebtedness, interest only will be payable monthly over three years and the principal ($1,500,000) will be payable on the third anniversary of the closing of the transaction (May 2004); and (ii) with respect to the remaining $1,500,000 of indebtedness, principal ($1,500,000) and interest will be payable in thirty-six equal monthly installments commencing on the closing of the transaction. $2,000,000 of the assumed indebtedness is to be guaranteed by the Company's Chairman and CEO. This indebtedness will be secured by certain collateral acquired from Futech. Repayment of principal and interest on this indebtedness is estimated to cost approximately 75,000 per month, with a $1,500,000 principal payment due in 2004. The definitive loan agreement is still under negotiation.

       (c) Short-term note

       The Short-term note is due October 1, 2001.

4.     LITIGATION

       See PART II. ITEM 1. LEGAL PROCEEDINGS in this Form 10Q-SB.

5.     STOCK OPTIONS AND STOCK BASED COMPENSATION

In March 2000, the Company adopted the 2000 Combination Stock Option Plan and amended and restated such plan in October, 2000 and June 2001 (the "Plan"). This Plan is to be made available to employees of the Company and its subsidiaries and to individuals whose services contribute to the growth and development of the Company. Options to purchase up to 9,825,000 shares may be issued under the Plan, and options may be awarded for up to ten (10) years. In each of February and May 2001, the Company granted Vincent Goett, its chairman, immediately exercisable options to purchase 1,000,000 shares of common stock at a price of $.001 per share. The options have since been exercised. In May 2001, the Company granted a consultant immediately exercisable options to purchase 995,000 shares of Common Stock at a price of $.02 per share. 975,000 of the options have since been exercised.

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

On March 9, 2000, the date of surrender of the 10 million shares, the five-day trailing average closing price of the common stock was $1.79, as quoted on the OTC Bulletin Board. Based on the quoted price of the common stock, the value of the 10 million shares surrendered was $17.9 million. On September 19, 2001, the five-day trailing average closing price of the common stock was approximately $.05, as quoted on the OTC Bulletin Board. If the Company were to replace, as of September 19, 2001, the 10 million shares surrendered, the Company would be obligated to issue approximately 358 million shares of its common stock in replacement of the 10 million shares originally surrendered.

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

In February 2001, the Company completed the acquisition of DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. In connection with the Acquisition of DaMert, the Company paid the following consideration: (i) 2,000,000 shares of common stock; (ii) a promissory note in the approximate amount of $129,000 to an officer of DaMert (in replacement of a note in the same amount owed by DaMert to such officer); (iii) the issuance of an aggregate of 3,000,000 shares of common stock to Amresco Financial I, L.P. ("Amresco") (a creditor of DaMert), of which 1,500,000 shares were issued at the closing of the acquisition and the remaining 1,500,000 shares are issuable by June 15, 2001 (Company currently in default); (iv) $220,000 in cash was paid (at or before the closing) to Amresco in satisfaction of certain indebtedness of DaMert; and (v) a promissory note, personally guaranteed by Vincent Goett, the Company's Chairman, in the principal amount of $1,300,000 was issued to Amresco (the note is payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001 (Company currently in default); and the $720,000 is payable beginning August 15, 2001 in five equal installments of $116,667 and one final quarterly installment of $136,666) ($116,667 quarterly installment due August 15, 2001 not paid and in default). In addition, the Company issued options to purchase an aggregate of 1,000,000 shares of the Company's common stock, at a price of $.001 per share to Fred and Gail DaMert (who are employees of DaMert). See Note 10, Subsequent Events, for a description of certain Company defaults under the agreement with Amresco. The note is secured by certain personal property of the Company. Amresco has since commenced litigation against the Company as a result of the foregoing defaults. See Part II. Item 1. Legal Proceedings in this Form 10Q-SB.

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

On May 29, 2001, the Company acquired certain assets of Futech Interactive Products, Inc., an Arizona corporation ("Futech"), by virtue of an asset purchase ("Purchase"). Prior to the acquisition, Vincent W. Goett, then Chairman of the Board and a significant shareholder of the Company, was interim Chief Executive Officer and a significant shareholder of Futech. Futech had previously filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court handling the Futech bankruptcy proceeding approved the Company's purchase of certain Futech assets. The acquired assets of Futech consist of, among other things, accounts receivable, patented technology and customer lists.

The Purchase consideration paid by the Company consisted of: (i) an aggregate of approximately 22 million shares of Janex common stock; (ii) the assumption of an aggregate of approximately $3 million of indebtedness (definitive loan agreement still under negotiation); and (iii) the payment of approximately $150,000 in cash. The shares of common stock are issuable within approximately 150 days of closing.

$2,000,000 of the $3,000,000 indebtedness assumed by the Company is to be personally guaranteed by Vincent Goett, the Company's Chairman and CEO. The $150,000 paid to/on behalf of Futech by the Company in connection with the closing of the Purchase was loaned to the Company by Palmilla Ventures Limited Partnership, a limited partnership controlled by Vincent Goett. The Purchase transaction was approved by the United States Bankruptcy Court handling the Futech bankruptcy proceeding.

8.     RELATED PARTY TRANSACTIONS

In January 2001, the Company's Board of Directors authorized the Company to borrow up to $1,300,000 from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may consist of Mr. Goett's personal guarantee of Company obligations), of which, as of September 20, 2001, approximately $460,000 has already been advanced to or for the benefit of the Company. The advances made by Palmilla Ventures are payable on demand and bear interest at the rate of 10% per annum. Such advances are secured by all the assets of the Company and DaMert Toys and Games, Inc., the Company's wholly-owned subsidiary. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. As additional consideration for making the $1,300,000 loan to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. Based on the amount advanced to date (approximately $312,000 of the total $1.3 million), the Company is obligated to issue Palmilla Ventures that number of shares of common stock equal to approximately 6.8% of the issued and outstanding common stock on a fully-diluted basis, after giving effect to certain specified transactions. In addition, in connection with the acquisition of DaMert in February 2001, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company has agreed to issue Mr. Goett (or his designee) that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of the Company's common stock.

As described above, on May 29, 2001, the Company acquired certain assets of Futech, by virtue of an asset purchase. $2,000,000 of the $3,000,000 of indebtedness assumed by the Company is to be personally guaranteed by Vincent Goett, the Company's Chairman and CEO.

Prior to the acquisition, Vincent W. Goett, then Chairman of the Board and a significant shareholder of the Company, was interim Chief Executive Officer and a significant shareholder of Futech.

In May 2001, the Company's Board of Directors authorized the Company to borrow up to an additional $2,000,000 (in addition to the $1,300,000 previously authorized and described above) from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may take the form of Mr. Goett's personal guarantee of loans to the Company by third parties and discharge of accrued salary owing by the Company to Mr. Goett). Any such advances made by Palmilla Ventures are to bear interest at the rate of 10% per annum. To date, no such advances have been made. To the extent Mr. Goett "loans" such additional amounts to the Company, then, as additional consideration for making such loans to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to up to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions (assuming the full $2,000,000 is advanced; if less than the full $2,000,000 is advanced, Mr. Goett will be entitled to a pro rata number of shares).

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

In May 2001, the Board of Directors authorized the Company to pay Vincent Goett $400,000 for inventory of children's products owned by Mr. Goett, having a cost basis to Mr. Goett of $275,000. Assuming Mr. Goett delivers the inventory to the Company, the $400,000 will be due in May of 2002, without interest.

In May 2001, the Board of Directors authorized the Company to acquire a patent from Vincent Goett in exchange for 8,000,000 shares of the Company's common stock. The patent concerns the use of liquid crystal display technology in conjunction with Futech's conductive ink technology. The patent purchase has not been consummated.

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

9.     ACCOUNTS RECEIVABLE FINANCING

In March 2001, the Company entered into an agreement of Purchase of Accounts whereby the Company sells its interest in certain accounts receivable. The purchaser will advance 80% of the receivables sold with the balance being retained by the purchaser subject to certain provisions as to the collection period of the account(s) sold. At June 30, 2001, approximately $150,000 of receivables were sold.

10.    SUBSEQUENT EVENTS

In July 2001, the Company signed a Letter of Intent to acquire a 60% ownership in Joy Berry Books, a private company specializing in the production and marketing of childrens' self-help print and electronic books authored by Joy Berry. The parties are still in negotiations and there is no assurance the transaction will be consummated.

The Company, in July 2001, also signed a Letter of Intent to acquire a 70% ownership of Anvil Studios, Inc., a leading theatrical classical animation, 3D, new media, and convergence content company. Under the proposed terms, the Company would provide Anvil Studios with 11.6 million shares of its common stock and $550,000 of working capital. Negotiations are continuing regarding completion of the Acquisition Agreement and there is no assurance the transaction will be consummated.

In August 2001, the Company granted Vincent Goett, its Chairman, immediately exercisable options to purchase 750,000 shares at a per share price of $.001. The options have since been exercised.

As described above, pursuant to a promissory note in the principal amount of $1,300,000, the Company was obligated to pay Amresco $400,000 and $116,667 on May 15 and August 15, 2001, respectively, which the Company has not paid as of September 20, 2001. Further, the Company has not yet issued to Amresco the 1,500,000 shares of common stock that it was obligated to issue June 15, 2001 under the Agreement with Amresco. In September 2001, Amresco commenced litigation against the Company due to the above referenced defaults. For a description of this and certain other litigation commenced after June 30, 2001, see Part II. Item 1. Legal Proceedings in this Form 10Q-SB.

11.   DUE TO RELATED PARTIES (SHAREHOLDERS' DEFICIT)

Due to related parties represents shares to be issued in connection with various share surrenders to the Company. The value ascribed to the shares surrendered is based on the market value of the shares at the date of surrender. Some of the shares are issuable following an increase to 65,000,000 in the number of authorized shares of common stock, while the remaining shares are issuable following an increase to 125,000,000 in the number of authorized shares.

12.   INCOME TAX COMPLIANCE

The Company has not filed its 1999 and 2000 tax returns. Since the Company has had continuous losses and has available net operating losses, the Company believes that any tax liability would not be material.

                   JANEX INTERNATIONAL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

       OVERVIEW

In February 2001, the Company completed the acquisition of DaMert Company, which is focused on the production, marketing and distribution of toys and gifts. The acquisition of DaMert had a significant impact on the Company's operations during the preceding and current quarter. The DaMert acquisition has resulted in a substantial increase in revenues, as well as associated operating expenses. In addition, in May 2001, the Company completed the acquisition of certain assets of Futech. See Part II. Item 5, Other Information. Our lack of operating capital is materially and adversely affecting our ability to generate revenue from the DaMert operations and the Futech assets.

As a result of consummating the DaMert and Futech acquisitions, the Company will generate substantially more revenue in fiscal 2001, compared to fiscal 2000. The Company also expects to incur substantially greater expenses in 2001, compared to the prior year. The Company expects to incur negative cash flow for the foreseeable future. The accounts of both Janex and DaMert were consolidated for the first time in the interim financial statements for the period ended March 31, 2001. The consolidated statement of operations for the quarter ended June 30, 2001 reflects the operations of both Janex and DaMert for the full three months ended June 30, 2001. The consolidated balance sheet as of June 30, 2001 also includes the assets acquired and liabilities assumed in connection with the closing of the Futech asset purchase.

For a description of the Futech asset purchase, see Part II. Item 5, Other Information.

       MATERIAL CHANGES IN RESULTS OF OPERATIONS

       THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

The following discussion compares the results of operations of the Company for the three and six months ended June 30, 2000 and the consolidated results of operations of the Company and its wholly-owned subsidiary, DaMert, for the three and six months ended June 30, 2001. The consolidated results of operations for the entire quarter ended June 30, 2001 include the operations of DaMert. The acquisition of the Futech assets had no impact on the Company's results of operations for the quarter ended June 30, 2001.

       NET LOSS

Net loss for the three and six months ended June 30, 2001 was $1,229,167 and $1,583,447, respectively, as compared to a net loss of $1,161,979 and $7,423,051 for the comparable periods in 2000. Net losses during the three and six months ended June 30, 2001 included non-cash stock-based compensation charges in the amount of $203,940 and $266,440, respectively, as compared to $725,000 and $6,795,950, for the comparable prior periods.

       NET SALES

Net sales for the three and six months ended June 30, 2001 were $813,643 and $1,361,283, respectively, consisting entirely of DaMert sales, as compared to negative net revenue of $10,176 (resulting from royalty adjustments) and $1,690 for the comparable periods in 2000. The increase in sales in 2001 is attributable entirely to the operations of DaMert. Our lack of operating capital continues to materially and adversely affect our ability to fund growth in the Company's business. Due to the lack of operating capital, we believe that DaMert will generate no more than approximately $4,000,000 in revenue and that the Futech assets will generate no revenue, in each case for Fiscal 2001. Further, until such time as we secure sufficient operating capital, we will not be in a position to generate sales from the Futech assets acquired.

At June 30, 2001, the Company had a backlog of approximately $308,921 of unfilled orders, compared to a backlog of $269,727 at March 31, 2000. The backlog is exclusively for DaMert product.

       GROSS PROFIT

Gross profit was $160,139 and $381,236 for the three and six months ended June 30, 2001, respectively, as compared to a gross profit of a negative $10,025 and $1,969 for the comparable periods in 2000. Gross profit is equal to revenues less the cost of goods sold and royalties paid. The increase in gross profit in 2001 compared to 2000 is directly attributable to the increase in sales from the introduction of DaMert products.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative ("SG&A") expenses were $970,580 and $1,415,250 for the three and six months ended June 30, 2001, respectively, compared to $415,241 and $594,016 for the comparable periods in 2000, an increase of $555,339 and $821,234, respectively. The increase in SG&A is attributable primarily to the operations of DaMert.

       STOCK-BASED COMPENSATION

For the three and six months ended June 30, 2001, the Company incurred stock-based compensation (non-cash) in the amount of $203,940 and $266,440, respectively, compared to $725,000 and $6,795,950 during the comparable periods in 2000. The decrease in stock based compensation is due to a decrease in the number of stock options granted and stock issuances in the period to employees and consultants for services rendered. The Company expects that it will incur additional stock based compensation in future periods.

       DEPRECIATION AND AMORTIZATION

Depreciation and amortization for the three and six months ended June 30, 2001 was $110,720 and $142,874, respectively, compared to $-0- and $10,005 for the comparable prior periods.

The increase in depreciation and amortization was attributable to the operations of DaMert and the amortization of goodwill.

       SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's business normally follows closely that of other companies with child-oriented product lines, which tend to generate the greater part of both sales and profits during the Christmas selling season. The Company expects that sales will be higher in the third and fourth quarters of the year, as compared to the first and second quarters of the year.

       LIQUIDITY AND CAPITAL RESOURCES

We continue to experience a severe working capital deficiency and negative cash flow. We currently have no cash reserves, and are unable to meet our financial obligations as they become due or implement our business plans. We have an immediate and urgent need for cash. Our working capital deficiency at June 30, 2001 was $5,035,933, compared to a working capital deficiency of $4,578,601 at December 31, 2000, an increase in working capital deficiency of $457,332. The increase of $457,332 in our working capital deficiency is due primarily to an increase in current bank debt of $1,620,000 (relating to both the DaMert and Futech acquisitions), a $1,055,934 increase in accounts payable and accrued expenses (resulting from the Company's continuing inability to pay its vendors and service providers), a $614,115 increase in amounts due to related parties, shareholders, and other loans payable (these have become sources of financing for the Company during this time), partially offset by a $1,226,517 increase in the Company's current assets, which increased as a direct result of the acquisition of DaMert and includes assets such as accounts receivable, inventory, and prepaid expenses, and elimination, in connection with the Futech acquisition, of the $1,606,199 Futech claimed we owed it. Although we completed the acquisition of the DaMert Company in February, 2001 and are now generating revenue, we are continuing to incur negative cash flow. Further, our working capital deficiency has increased significantly in connection with completing the Futech acquisition in May 2001. The completion of the Futech acquisition will also exacerbate our cash flow problems until we are able to benefit from any increases in sales. We do not expect any sales related to the Futech assets until at least 2002. Based on current cash on hand, we need to raise additional funds immediately in order to continue as a going concern. We are attempting to reduce the working capital deficiency by raising additional capital in the form of either debt or equity financings. We continue to experience great difficulty raising the capital we need to fund our operations. We are also reviewing operating expenses, with the aim of reducing them wherever possible. We may not be able to raise sufficient funds to reduce the working capital deficiency or to fund our costs and expenses.

Currently, we do not have sufficient authorized and unissued shares of common stock to execute our business and financial plans. We believe that the absence of available shares of common stock has and will make it substantially more difficult for us to raise capital, as any transaction involving our common stock will have to be made subject to an increase in the number of authorized shares of such stock. As soon as we obtain the necessary funds, we plan to seek stockholder approval of an increase in the number of authorized shares of our common stock. If we are unable to raise sufficient capital in a timely fashion to reduce the working capital deficiency and to fund our operations, our business will continue to be materially and adversely affected and we will not be able to continue as a going concern. Our lack of operating capital is currently having a material and adverse affect on our ability to generate revenues.

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

In connection with our acquisition of DaMert, we issued a promissory note, personally guaranteed by Vincent Goett, our Chairman, in the principal amount of $1,300,000 to Amresco (then a creditor of DaMert), payable as follows: $180,000 by April 15, 2001 (paid); $400,000 by May 15, 2001 (Company currently in default); and the remaining $720,000 is payable beginning August 15, 2001 in five equal quarterly installments of $116,667 and one final quarterly installment of $136,666 (Company currently in default of first quarterly payment of $116,667 due August 15, 2001). This $1,300,000 promissory note is secured by certain personal property of the Company. The Company was not able to pay Amresco the $400,000 that was due on May 15, 2001 or the $116,667 that was due August 15, 2001. Further, the Company has not yet issued to Amresco the 1,500,000 shares of common stock that it was obligated to issue June 15, 2001 under the Agreement with Amresco. On September 7, 2001, Amresco filed a lawsuit against the Company and Vincent Goett alleging, among other things, the foregoing defaults under the operative agreements. Amresco has accelerated all amounts owed under the operative agreements and declared such amounts immediately due and payable. The Company currently owes Amresco in excess of $1,120,000. Amresco has also demanded possession of the collateral to satisfy the debt. See Part II. Item 1. Legal Proceedings for further information. The outcome of this litigation could have a material adverse effect upon our ability to continue as a going concern.

In the event that the quoted price of the Company's common stock does not average at least $1.00 per share over a twenty-day trading period during the 24 months following the closing of the DaMert acquisition in February 2001, the Company will be obligated to pay Fred and Gail DaMert in the aggregate (in cash or stock at their option) an amount equal to the excess of $1 million over the product of 1 million and the highest 20-day average quoted price of the common stock during the 24 months following the closing. Based on the current quoted price of the common stock, we could be subject to a potentially significant liability (estimated to be in excess of $950,000).

In connection with completion of the Futech acquisition, we are obligated to repay approximately $3,000,000 of bank indebtedness we assumed as follows: (i) with respect to $1,500,000 of such indebtedness, interest only will be payable monthly over three years and the principal ($1,500,000) will be payable on the third anniversary of the closing of the transaction (May 2004); and (ii) with respect to the remaining $1,500,000 of indebtedness, principal ($1,500,000) and interest will be payable in thirty-six equal monthly installments commencing on the closing of the transaction. $2,000,000 of the assumed indebtedness is to be guaranteed by the Company's Chairman and CEO. This indebtedness will be secured by certain collateral acquired from Futech. Repayment of principal and interest on this indebtedness is estimated to cost approximately 75,000 per month, with a $1,500,000 principal payment due in 2004. The definitive loan agreement is still under negotiation.

At September 22, 2001, we were indebted to our Chairman in the amount of approximately $460,000. This indebtedness is payable on demand and secured by all the assets of the Company and DaMert. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. In addition, our board of directors has authorized us to acquire childrens' products inventory owned by Mr. Goett for $400,000, which will be due and payable May 2002 (assuming Mr. Goett delivers the inventory prior to such date).

As further consideration to Mr. Goett for loans to the Company and personal guarantee of Company obligations, the Board of Directors in May, 2001 authorized the Company to assume $331,000 of personal indebtedness of Mr. Goett, which indebtedness is payable in September 2002.

At June 30, 2001, the Company has $332,000 outstanding under a line of credit that bears interest at the bank's prime rate plus 0.25%. The debt has been extended from time to time and is currently due October 1, 2001. The note is personally guaranteed by three significant shareholders, one of whom is a director and Officer of the Company. The note is collateralized by certificates of deposit in the name of the shareholders and a UCC Security Agreement executed by the Company covering all corporate assets. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. Interest on the note has been paid by one of the guarantors.

In July 2001, the Company signed a Letter of Intent to acquire a 60% ownership in Joy Berry Books, a private company specializing in the production and marketing of childrens' self-help print and electronic books authored by Joy Berry. The parties are still in negotiations and there is no assurance the transaction will be consummated.

The Company, in July 2001, also signed a Letter of Intent to acquire a 70% ownership of Anvil Studios, Inc., a leading theatrical classical animation, 3D, new media, and convergence content company. Under the proposed terms, the Company would provide Anvil Studios with 11.6 million shares of its common stock and $550,000 of working capital. Negotiations are continuing regarding completion of the acquisition agreement and there is no assurance the transaction will be consummated.

       CASH FLOWS

Our operating activities used $260,998 of cash for the six months ended June 30, 2001, as compared to using $239,534 for the comparable prior period. Excluding the effects of stock based non-cash compensation, the increase in cash used by our operating activities is primarily attributable to an increase in net loss and a smaller increase in payables and acrued expenses, compared to the prior period, offset by a larger decrease in accounts receivable and inventory, compared to the prior period, and an increase in depreciation.

Our investing activities used $331,081 during the six months ended June 30, 2001, compared to generating no cash during the same period in 2000. The increase in cash used by investing activities is primarily a result of our acquisition of DaMert and Futech.

Our financing activities provided $636,266, compared to the previous year's same period of $240,813. The increase in cash provided by financing activities is attributable to increased loans (including from related parties), partially offset by increased payments on borrowings.

As of June 30, 2001, subject to the availability of operating capital, we plan to make capital expenditures over the next twelve months of up to $800,000 to fund new product development, including initial licensing charges and tooling.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

On September 5, 2001, Amresco Financial I, L.P., as Plaintiff ("Amresco"), served us with a complaint ("Complaint") which names us, Vincent Goett ("Goett"), our Chairman and Chief Executive Officer, and our subsidiary, DaMert Toys and Games, Inc. ("DaMert") as Defendants. The case is pending in the Superior Court of the State of California for the County of Alameda (Case

No. 2001-022682). The Complaint alleges, among other things, that (i) we are indebted to Amresco in the principal amount of $1,120,000 and for unpaid interest in the amount of approximately $32,000, plus late charges and accruing attorney's fees and costs; (ii) we have defaulted under the operative agreements as follows: (a) failure to pay $400,000 due May 15, 2001, (b) failure to pay $116,667 due August 15, 2001, and (c) failure to issue 1,500,000 shares of common stock on June 15, 2001; (iii) that Goett has breached the guaranty agreement by failing to pay the amounts we owe Amresco under the operative agreements; (iv) that we have defaulted under the security agreements with Amresco by failing to make the required payments and failing to issue the 1,500,000 shares of stock to Amresco; and (v) that Amresco is entitled to immediate and exclusive possession of the collateral covered by its security agreements with us. Amresco has accelerated the amounts due under the operative agreements and has declared all such amounts (approximately $1,150,000) to be immediately due and payable. Amresco also seeks certain injunctive relief and the appointment of a receiver to take control of our subsidiary, DaMert Toys and Games, Inc. The Company is in the process of preparing a response to this lawsuit. The outcome of this litigation could materially and adversely affect our financial condition and ability to continue as a going concern.

On July 5, 2001, Brian Walker, as Plaintiff ("Walker"), served DaMert with a Complaint ("Complaint") which names DaMert as Defendant. The case is pending in the United States District Court for the District of Oregon (Civil Case No. CV-01-1038). The Complaint alleges that DaMert entered into an agreement with Walker to manufacture and sell a certain product and that DaMert has breached that agreement. The Complaint also alleges that DaMert has wrongfully withheld from Walker prototypes and drawings Walker submitted to DaMert. The Complaint seeks $250,000.00 for alleged breach of express contract; $250,000 for alleged breach of implied contract; $250,000 for lost business opportunities arising out of DaMert's alleged failure to return prototypes and drawings; and $250,000 for punitive damages. We intend to vigorously defend against this lawsuit. There can be no assurance as to the outcome of this litigation, which could have a material and adverse affect upon the Company.

On May 16, 2000, Golden Books Family Entertainment, Inc., as plaintiff ("Golden Books"), served us with a Second Amended Complaint which names Futech, Vincent
W. Goett ("Goett"), and us as defendants. We were not named in the original complaint or the first amended complaint. The case was pending in the United States Bankruptcy court for the Southern District of New York (Bankruptcy case No. 99-10030). In March, 2001, Golden Books and the Company entered into a stipulation to suspend this litigation until the earliest to occur of: (1) the closing of the transactions contemplated by the agreement with Futech for the Purchase and Sale of Assets, as amended (the "Agreement"); (2) rescission or invalidation of the Agreement; or (3) July 2, 2001. In August 2001, we were advised by counsel that Golden Books has agreed to withdraw its claims against us.

By way of background, the proceeding originally commenced in June 1999. The Second Amended Complaint alleges, among other things, (i) that Futech is indebted to Golden Books in the amount of $1 million under a promissory note dated August 14, 1996 ("Note"), (ii) that Futech has defaulted on its obligations under the Note, (iii) that Goett has personally guaranteed performance of Futech's obligations under the Note, (iv) that Goett in January 2000 caused Futech to transfer all or virtually all of its assets to the Company, and (v) that the transfer was made by Goett and Futech knowingly with intent to deplete Futech of assets and that we accepted the transfer knowingly and with intent to assist Goett and Futech in depleting Futech of assets and thereby rendering it judgment-proof or, in the alternative, that Futech, on or about January 2000, transferred to us Futech's Interactive Books division and all of the assets and liabilities thereof. On the basis of the foregoing, the

Second Amended Complaint alleges that Futech, Goett and the Company (or in the alternative Goett and the Company) are jointly and severally liable for the $1 million under the Note, plus interest, costs and reasonable attorney's fees.

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

Based on the foregoing, Golden Books claimed it was entitled to garnishment, avoidance of the transfer, and attachment or other provisional remedy and $1 million, plus interest and punitive damages.

As described above, we have consummated the planned acquisition of the specified Futech assets (excluding assets constituting collateral of Golden Books) and, further, the U.S. Bankruptcy Court has approved the acquisition of such assets. In August 2001, we were advised by counsel that Golden Books has agreed to withdraw its claims against us.

On June 20, 2000, Jon Weber, d/b/a Alma Designs, as plaintiff ("Weber"), served us with a Complaint which names Futech and us as defendants. The case is pending in the United States District court for the Northern District of California, San Jose Division (Case No.CA-00 20670). The Complaint alleges, among other things,
(i) that the defendants solicited the plaintiff to ship goods valued in excess of $240,000, and failed to pay for the goods after their sale, (ii) that Futech issued purchase orders to the plaintiff, (iii) that we are the parent company of Futech, and that we caused Futech to transfer substantially all of its liquid assets to us, and (iv) that the defendants fraudulently induced the plaintiff to ship the merchandise knowing that it did not have sufficient funds to pay the amount due and with the intent of not paying the amounts due. On the basis of the foregoing, the Complaint demands judgment for $243,000, interest and costs and punitive damages of $200,000. On August 2, 2000, the Court awarded a Default Judgment against us and Futech in the amount of approximately $237,000. We are not the parent company of Futech and, although we have consummated the acquisition of Futech's assets, we did so pursuant to Bankruptcy Court approval. We intend to attempt to have the Default Judgment vacated, as we believe that we have strong defenses against the foregoing claims. We cannot assure you that we will be able to have the Default Judgment vacated, and we have accrued the full amount of the default judgment as of June 30, 2001. Even if we are able to have the Default Judgment vacated, we cannot give you any assurance as to the outcome of the litigation, which could have a material adverse affect on us.

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

On May 16, 2000, A.H. Warner Properties. L.L.C., as plaintiff ("Warner"), served us with a Complaint which names us, Futech, and others as defendants. The case was pending in the Superior Court of the State of California for the County of Los Angeles (case No.00B03229). The Complaint alleges that we are indebted to Warner for unpaid rent pursuant to a lease for a property located in Woodland Hills, California, and seeks judgment for the debt and interest, legal fees and expenses. The lease on the subject property expired on June 30, 2000. On July 17, 2000, the Court awarded a Default Judgment against us in the amount of approximately $22,000.

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

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As described above, pursuant to a promissory note in the principal amount of $1,300,000, the Company was obligated to pay Amresco $400,000 on May 15, 2001 and $116,667 on August 15, 2001, which the Company has not paid as of September 20, 2001. Further, the Company has not yet issued to Amresco the 1,500,000 shares of common stock that it was obligated to issue June 15, 2001 under the agreement with Amresco. The Company's default and the related litigation could have a material adverse effect on the Company's financial condition and its ability to continue as a going concern. See Paragraph II, Item 1. Legal Proceedings for further information.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the Company's security holders during the three months ended June 30, 2001, through the solicitation of proxies or otherwise.

ITEM 5.   OTHER INFORMATION

       RELATED PARTY TRANSACTIONS

In January 2001, the Company's Board of Directors authorized the Company to borrow up to $1,300,000 from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may consist of Mr. Goett's personal guarantee of Company obligations), of which, as of September 20, 2001, approximately $460,000 has already been advanced to or for the benefit of the Company. The advances made by Palmilla Ventures are payable on demand and bear interest at the rate of 10% per annum. Such advances are secured by all the assets of the Company and DaMert Toys and Games, Inc., the Company's wholly-owned subsidiary. If the Company defaults on its obligations under the note, the secured party (or any assignee) would be able to force a sale of the assets constituting the collateral to satisfy the debt. As additional consideration for making the $1,300,000 loan to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. Based on the amount advanced to date (approximately $312,000 of the total $1.3 million), the Company is obligated to issue Palmilla Ventures that number of shares of common stock equal to approximately 6.8% of the issued and outstanding common stock on a fully-diluted basis, after giving effect to certain specified transactions. In addition, in connection with the acquisition of DaMert in February 2001, Vincent Goett personally guaranteed approximately $1,300,000 of the obligation of the DaMert Company to Amresco Financial I, L.P. (a creditor of DaMert). In consideration of making this guarantee, the Company has agreed to issue Mr. Goett (or his designee) that number of shares of common stock equal to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions. The issuance of the foregoing shares is subject to an increase to 125,000,000 in the number of authorized and unissued shares of our common stock.

On May 29, 2001, the Company acquired certain assets of Futech Interactive Products, Inc., an Arizona corporation ("Futech"), by virtue of an asset purchase. Futech had previously filed for protection from creditors under Chapter 11 of the United States Bankruptcy Code. The United States Bankruptcy Court handling the Futech bankruptcy proceeding approved the Company's purchase of certain Futech assets. The acquired assets of Futech consist of, among other things, accounts receivable, patented technology and customer lists.

The consideration paid by the Company for the acquired assets consisted of: (i) an aggregate of up to approximately 22 million shares of Janex common stock;
(ii) the assumption of an aggregate of approximately $3 million of indebtedness; and (iii) the payment of approximately $150,000 in cash. The shares of common stock are issuable within approximately 150 days of the closing.

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

In May 2001, the Company's Board of Directors authorized the Company to borrow up to an additional $2,000,000 (in addition to the $1,300,000 previously authorized and described above) from an affiliate of Vincent Goett, Palmilla Ventures Limited Partnership ("Palmilla Ventures") (which borrowings may take the form of Mr. Goett's personal guarantee of loans to the Company by third parties and discharge of accrued salary owing by the Company to Mr. Goett). Any such advances made by Palmilla Ventures are to bear interest at the rate of 10% per annum. To date no such advances have been made. To the extent Mr. Goett "loans" such additional amounts to the Company, then, as additional consideration for making such loans to the Company, the Company has agreed to issue Palmilla Ventures that number of shares of common stock equal to up to approximately 19% of the issued and outstanding common stock, on a fully-diluted basis, after giving effect to certain specified transactions (assuming the full $2,000,000 is advanced; if less than the full $2,000,000 is advanced, Mr. Goett will be entitled to a pro rata number of shares).

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

In May 2001, the Board of Directors authorized the Company to purchase from Vincent Goett for $400,000 children's products inventory owned by Mr. Goett, having a cost basis to Mr. Goett of $275,000. Assuming Mr. Goett delivers the inventory to the Company, the $400,000 will be payable in May of 2002, without interest.

In May 2001, the Board of Directors authorized the Company to acquire a patent from Vincent Goett in exchange for 8,000,000 shares of the Company's common stock. The patent concerns the use of liquid crystal display technology in connection with Futech's conductive ink technology. The patent purchase has not been consummated.

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

On March 9, 2000, the date of surrender of the 10 million shares, the five-day trailing average closing price of the common stock was $1.79, as quoted on the OTC Bulletin Board. Based on the quoted price of the common stock, the value of the 10 million shares surrendered was $17.9 million. On September 19, 2001, the five-day trailing average closing price of the common stock was approximately $.05, as quoted on the OTC Bulletin Board. If the Company were to replace, as of September 19, 2001, the 10 million shares surrendered, the Company would be obligated to issue approximately 358 million shares of its common stock in replacement of the 10 million shares originally surrendered.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS. The following exhibits have been or are being filed herewith, and are numbered in accordance with Item 601 of Regulation S-B:

EXHIBIT
NUMBER   DESCRIPTION
 2.7     Agreement for Purchase and Sale of Assets between Futech Interactive Products, Inc. ("Futech") and the
         Company, dated as of October 23, 2000. (Superseded by Exhibit 2.8 hereto)(1)

 2.8     Agreement for Purchase and Sale of Assets between among others the Company and Futech, dated as of May 15,
         2001 (Supersedes Exhibit 2.7 hereto) (2)

 2.9     Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the
         First Amendment thereto dated May 10, 2000. (Superseded by Exhibit 2.11 hereto)(3)

 2.10    Merger Agreement between, among others, the Company and DaMert Company, dated November 9, 2000.
         (Superseded by Exhibit 2.11 hereto) (1)

 2.11    Merger Agreement between, among others, the Company and DaMert Company, dated February 14, 2001.
         (Supersedes Exhibits 2.9 and 2.10 hereto) (4)

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

---------

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

 (9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(10) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(11) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed June 13, 2001 with the Commission.

(B) REPORTS ON FORM 8-K

On June 13, 2001, the Company filed a Current Report on Form 8-K, dated, May 29, 2001,to report the acquisition of certain assets of Futech Interactive Products, Inc. On June 21, 2001, the Company filed a Form 8-K/A, which amended its current Report on Form 8-K filed March 1, 2001 with respect to the acquisition of DaMert Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 20, 2001                JANEX INTERNATIONAL, INC.


                                         By: /s/ Vincent Goett
                                             ----------------------------------
                                             Vincent Goett,
                                             Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Signatures                       Title                          Date
----------                       -----                          ----

/s/ Vincent Goett                Chairman, President,        September 20, 2001
---------------------------      Chief Executive Officer
Vincent Goett                    (principal executive
                                 Officer and director)

/s/ Daniel Lesnick
---------------------------      Director                    September 20, 2001
Daniel Lesnick                   (director)

EXHIBIT INDEX

EXHIBIT
NUMBER   DESCRIPTION
 2.7     Agreement for Purchase and Sale of Assets between Futech Interactive Products, Inc. ("Futech") and the
         Company, dated as of October 23, 2000. (Superseded by Exhibit 2.8 hereto)(1)

 2.8     Agreement for Purchase and Sale of Assets between among others the Company and Futech, dated as of May 15,
         2001 (Supersedes Exhibit 2.7 hereto) (2)

 2.9     Merger Agreement between, among others, the Company and DaMert Company dated March 2000, as amended by the
         First Amendment thereto dated May 10, 2000. (Superseded by Exhibit 2.11 hereto)(3)

 2.10    Merger Agreement between, among others, the Company and DaMert Company, dated November 9, 2000.
         (Superseded by Exhibit 2.11 hereto) (1)

 2.11    Merger Agreement between, among others, the Company and DaMert Company, dated February 14, 2001.
         (Supersedes Exhibits 2.9 and 2.10 hereto) (4)

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

---------

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

 (9) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission of March 10, 1999.

(10) Incorporated by reference to Exhibit 16 to the Company's Form 8-K filed with the Commission on April 28, 2000.

(11) Incorporated by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed June 13, 2001 with the Commission.